Form 10-Q
period 2011-01-31
GYSAN HOLDINGS, INC.
filed 2012-03-21
CIK 1534263

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2012

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

Commission File No. 333-178199

GYSAN HOLDINGS, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	Not Applicable
(State or other jurisdiction of incorporation or formation)	(I.R.S. employer identification number)

Unit 7, 833 - 1st Avenue N.W.

Calgary, AB, Canada T2N 0A4

(Address of principal executive offices) (Zip Code)

Registrant's telephone number: (403) 229-2351
_______________________________________________

Securities registered under Section 12(b) of the Exchange Act:

None.

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.0001 par value per share

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X] No [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [  ] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of March 1, 2012: 13,616,000 shares of common stock.

Transitional Small Business Disclosure Format (check one):   Yes [  ] No [X]

GYSAN HOLDINGS, INC.
UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS INDEX

PART I – FINANCIAL INFORMATION:

Item 1.

Financial Statements (Unaudited)

3

Consolidated Balance Sheets

4

Consolidated Statement of Operations

5

Consolidated Statements of Cash Flows

6

Consolidated Statement of Stockholders’ Equity

7

Notes to the Interim Consolidated Financial Statements

8-13

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

14

Item 3.

Quantitative and Qualitative Disclosure About Market Risk

16

Item 4T.

Controls and Procedures

16

PART II – OTHER INFORMATION:

Item 1.

Legal Proceedings

16

Item 1A.

Risk Factors

16

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

16

Item 3.

Defaults Upon Senior Securities

16

Item 5.

Other Information

16

Item 6.

Exhibits

16

Signatures

17

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

Gysan Holdings, Inc.

January 31, 2012

Condensed Financial Statements

(Unaudited)

These financial statements have been prepared by Gysan Holdings, Inc. (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed and omitted in accordance with such SEC rules and regulations. In the opinion of management, the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of January 31, 2012, and its results of operations, stockholders’ equity, and its cash flows for the three months ended January 31, 2012. The results for these interim periods are not necessarily indicative of the results for the entire year. It is suggested that the accompanying financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Registration Statement on Form S-1.

GYSAN HOLDINGS, INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

JANUARY 31, 2012

Expressed in United States Dollars

_____________________________________________________________________________________

NOTE 1 – NATURE AND CONTINUANCE OF OPERATION

Gysan Holdings Inc. (“Gysan” or the “Corporation”) was incorporated in the state of Nevada, United States on March 11, 2011.  On June 10, 2011, Gysan acquired Gysan Enterprises Ltd. of Calgary, Alberta, Canada as its wholly owned subsidiary.  Gysan Enterprises Ltd. (“Gysan Alberta”) was incorporated on November 4, 2009 with its head office located in Calgary, Alberta, Canada.  Gysan Alberta provides supporting services to an auction company to establish a new flooring division and focuses on selling and marketing various types of floor coverings, namely, hardwood, engineered, and laminates to the local market. Corporation clients include homeowners, business owners, and custom builders from Calgary and the surrounding areas.

The Corporation issued 7,150,000 shares of common stock in exchange for 100% of the outstanding common shares of Gysan Alberta.  Although the Corporation was the legal acquirer, the transaction was accounted for as a recapitalization of Gysan Alberta in the form of a reverse merger, whereby Gysan Alberta becomes the accounting acquirer and was deemed to have retroactively adopted the capital structure of the Corporation.  Accordingly, the accompanying consolidated financial statements reflect the historical consolidated financial statements of Gysan Alberta for all periods presented, and do not include the historical financial statements of the Corporation.  The number of shares is those of the Corporation but values are of Gysan Alberta.  All costs associated with the reverse merger transaction were expensed as incurred.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist in understanding the financial statements.  The financial statements and notes are the representations of the Corporation’s management, who is responsible for their integrity and objectivity.

Basis of Presentation

The Corporation’s financial statements included herein are prepared under the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.  These consolidated financial statements include the Corporation’s wholly owned subsidiary, Gysan Enterprises Ltd., and 100% of its asset, liabilities and net income or loss since acquisition.  All inter-company accounts and transactions have been eliminated.

While the information presented in the accompanying interim three months consolidated financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operation and cash flows for the interim periods presented.  All adjustments are of a normal recurring nature.  Operating results for the three months ended January 31, 2012 are not necessarily indicative of the results that can be expected for the year ended October 31, 2012.

GYSAN HOLDINGS, INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

JANUARY 31, 2012

Expressed in United States Dollars

_____________________________________________________________________________________

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D.)

Cash and Cash Equivalents

For purposes of the Statement of Cash Flows, management considers liquid investments with an original maturity of three months or less to be cash equivalents.  As at January 31, 2012, all cash amounts were deposited in accounts were federally insured.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The financial statements above reflect all of the costs of doing business.

Comprehensive Income (Loss)

The Corporation adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 220, “Reporting Comprehensive Income”, which establishes standards for the reporting and display of comprehensive income and its components in the financial statements.  Comprehensive income consists of net income and other gains and losses affecting stockholder's equity that are excluded from net income, such as unrealized gains and losses on investments available for sale, foreign currency translation gains and losses and minimum pension liability.  Since inception, the Corporation’s other comprehensive income represents foreign currency translation adjustments.

Net Income per Common Share

FASB ASC 260 requires dual presentation of basic and diluted earnings per share (EPS) with a reconciliation of the numerator and denominator of the EPS computations.  Basic earnings per share amounts are based on the weighted average shares of common stock outstanding.  If applicable, diluted earnings per share would assume the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share.  Diluted net income (loss) per share on the potential exercise of the equity-based financial instruments is not presented where anti-dilutive.  There were no adjustments required to net income for the period presented in the computation of diluted earnings per share.

GYSAN HOLDINGS, INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

JANUARY 31, 2012

Expressed in United States Dollars

_____________________________________________________________________________________

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D.)

Financial Instruments

Fair Value

The guidance for fair value measurements establishes the authoritative definition of fair value, sets out a framework for measuring fair value and outlines the required disclosures regarding fair value measurements.  Fair value is the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date.  The Corporation uses a three-tier fair value hierarchy based upon observable and non-observable inputs as follows:

▪

Level 1 – observable inputs such as quoted prices in active markets;

▪

Level 2 – inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

▪

Level 3 – unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Cash is measured using level 1 inputs.

Assets and Liabilities that are measured at Fair Value on a Recurring Basis

The fair value hierarchy requires the use of observable market data when available.  In instances in which the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input that is significant to the fair value measurement in its entirety.

The Corporation’s assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability.

The fair value of financial instruments consisting of cash and cash equivalents, accounts payable and due from shareholder were estimated to approximate their carrying values based on the short-term maturity of these instruments.

Risks

Financial instruments that potentially subject the Corporation to credit risk consist principally of cash.

Management does not believe the Corporation is exposed to significant credit risk.  Management, as well, does not believe the Corporation is exposed to significant interest rate risks during the period presented in these financial statements.

GYSAN HOLDINGS, INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

JANUARY 31, 2012

Expressed in United States Dollars

_____________________________________________________________________________________

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D.)

Fair Value Measurements

The Corporation follows FASB ASC 820, Fair Value Measurements and Disclosures, for all financial instruments and non-financial instruments accounted for at fair value on a recurring basis. This new accounting standard establishes a single definition of fair value and a framework for measuring fair value, sets out a fair value hierarchy to be used to classify the source of information used in fair value measurement and expands disclosures about fair value measurements required under other accounting pronouncements.  It does not change existing guidance as to whether or not an instrument is carried at fair value.  The Corporation defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

When determining the fair value measurements for assets and liabilities, which are required to be recorded at fair value, the Corporation considers the principal or most advantageous market in which the Corporation would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as inherent risk, transfer restrictions and credit risk.

The Corporation has adopted FASB ASC 825, Financial Instruments, which allows companies to choose to measure eligible financial instruments and certain other items at fair value that are not required to be measured at fair value.  The Corporation has not elected the fair value option for any eligible financial instruments.

Currency risks

The Corporation incurs expenditures in Canadian dollars. Consequently, some assets and liabilities are exposed to Canadian dollar foreign currency fluctuations.  As at January 31, 2012, cash, accounts receivable advances from related parties and accounts payable and accrued charges were all denominated in Canadian dollars.

Equipment

Equipment is recorded at cost. Amortization is calculated using the declining balance method and at the following annual rate which is intended to amortize the cost over its estimated useful life:

Automobile – 30%.

GYSAN HOLDINGS, INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

JANUARY 31, 2012

Expressed in United States Dollars

_____________________________________________________________________________________

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D.)

Impairment of Long-Lived Assets

Impairment losses on long-lived assets are recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses are then measured by comparing the fair value of assets to their carrying amounts.  No impairments of these types of assets were recognized during the period ended January 31, 2012.

Deferred Taxes

A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss-carry forwards.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that, some portion or all of the deferred tax asset will not be realized.  Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

Revenue Recognition and Deferred Revenue

The Corporation recognizes revenue when persuasive evidence of an arrangement exists, shipment has occurred or services rendered, the price is fixed or determinable and payment is reasonably assured.  Customers take ownership at point of sale and bear the costs and risks of delivery.

Recent Accounting Pronouncements

The Corporation adopts new pronouncements relating to generally accepted accounting principles applicable to the Corporation as they are issued, which may be in advance of their effective date.  Management does not believe that any recently issued, but not yet effective accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

In June 2011, FASB issued Accounting Standards Update (“ASU”) No. 2011-05, Presentation of Comprehensive Income.  ASU 2011-05 amends ASC 220, Comprehensive Income, by requiring entities to report components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements, removing the option to present the components of other comprehensive income as part of the statement of stockholder’s equity.  The items that must be reported in other comprehensive income were not changed.  ASU 2011-05 will be effective for the Corporation for fiscal years, and interim periods within those years, beginning after December 15, 2011 and must be applied retrospectively.  The Corporation is evaluating its presentation options under this ASU; however these changes are not expected to impact the consolidated financial statements other than the change in presentation.

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.  ASU 2011-04 amends ASC 820, Fair Value Measurement, by expanding existing disclosure requirements for fair value measurements and modifying certain definitions in the guidance, which may change how the fair value measurement guidance of ASC 820 is applied.  ASU 2011-04 will be effective for the Corporation for interim and annual periods beginning after December 15, 2011 and must be applied prospectively.  The Corporation is evaluating the impact that this ASU may have on its consolidated financial statements, if any.

GYSAN HOLDINGS, INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

JANUARY 31, 2012

Expressed in United States Dollars

_____________________________________________________________________________________

NOTE 3 – EQUIPMENT

January 31, 2012
Accumulated
	Cost	Depreciation	Net
Automobile	$ 7,237	$ 3,800	$ 3,437
	$ 7,237	$ 3,800	$ 3,437

October 31, 2011
Accumulated
	Cost	Depreciation	Net
Automobile	$ 7,322	$ 3,295	$ 4,027
	$ 7,322	$ 3,295	$ 4,027

NOTE 4 – DUE TO SHAREHOLDER

As at January 31, 2012, the Corporation was obligated to a shareholder for funds advanced to the Corporation for working capital.  The advances are unsecured and no interest rate or payback schedule has been established.

NOTE 5 - CAPITAL STOCK

On April 11, 2011, the Corporation issued 2,600,000 common shares for gross proceeds of $272 by way of private placement.

On May 27, 2011, the Corporation issued 3,866,000 common shares for gross proceeds of $118,694 by way of private placement.

On June 10, 2011, the Corporation issued 7,150,000 common shares for total consideration of $113 in exchange for 100% of the outstanding common shares of Gysan Enterprises Ltd.  As described in Note 1, the transaction was accounted for as a reverse merger and a retroactive recapitalization.

As at January 31, 2012, there were no warrants or options outstanding.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the unaudited financial statements of our company and the audited consolidated financial statements of Gysan Enterprises Ltd., our wholly owned subsidiary and the related notes that appear elsewhere in this registration statement and prospectus. The unaudited financial statements of our company and the audited consolidated financial statements of Gysan Enterprises Ltd. are stated in U.S. dollars and are prepared in accordance with United States generally accepted accounting principles.

Forward Looking Statements

The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report on Form 10-Q.

Overview

Gysan Holdings Inc. (“Gysan Holdings”) was incorporated in the state of Nevada on March 11, 2011. Gysan Holdings acquired 100 percent of the outstanding common stock of Gysan Enterprises Ltd. on June 13, 2011. Gysan Enterprises Ltd., a wholly owned subsidiary of the Company, began its operations in November, 2009 by providing support services to an auction company to establish a new flooring division. Gysan Enterprises is now focused on selling and marketing various types of floor coverings, including hardwood, engineered flooring and other type of floor coverings. Our sales will be made at the retail level to homeowners and at the wholesale level to business owners, and custom builders located in Calgary, Alberta, Canada and the surrounding areas.

Results of Operations

Three Months Ended January 31, 2012 Compared to Three Months Ended January 31, 2011

Assets

Total assets decreased from $102,573 at October 31, 2011 to $77,309 at January 31, 2012. Total assets consist of current assets and non-current assets. At January 31, 2012, our total current assets, comprising all cash and cash equivalents, were $63,366 compared to $98,546 at October 31, 2011. The decrease was primarily due to the increase in inventory and the expenses incurred in the three months ended January 31, 2012. At January 31, 2012, our total non-current assets, comprising of a motor vehicle, were $3,437, compared to $4,027 at October 31, 2011.

Liabilities

Total liabilities increased from $3,838 at October 31, 2011 to $8,505 at January 31, 2012. Total liabilities consist of current liabilities. The increase in current liabilities is primarily due to the increase in payables.

Revenue

Our revenue increased by $23,499 or approximately 2,486.7%, from $945 in the three months ended January 31, 2011 to $24,444 in the three months ended January 31, 2012. This increase was primarily attributable to higher sale activities in the three months ended January 31, 2012. Gross profit increased by $10,965 or 1,160.3% from $945 in the three months ended January 31, 2011 to $11,910 in the three months ended January 31, 2012. The increase in gross profits is mainly due to the increase in revenue.

Operating expenses increased by $35,987 or approximately 926.1%, from $3,886 in the three months ended January 31, 2011 to $39,873 in the three months ended January 31, 2012. $17,225 or approximately 47.9% of this increase is related to fees paid to consultants, attorneys, and accountants during the period for performing various tasks related to this registration statement. The operating expenses in the three months ended January 31, 2012 compared to the same period in 2011 was marked by an increase in general and administration fees of $18,844, an increase in consulting fees of $6,943, and an increase in professional fees of $10,282.

The Company incurred a net loss of $28,344 for the three months ended January 31, 2012, compared to a net loss of $2,941 for the three months ended January 31, 2011. The decrease in net income is largely due to the increase in consulting fee, professional fee, and general and administration fees.

Liquidity and Capital Resources

The Company has a working capital of $65,367 at January 31, 2012, comprised of cash and cash equivalents, inventory and the amount due from shareholders.

Cash Flow

Cash provided in operations decreased from a negative of $22,905 for the three months ended January 31, 2011 to a negative of $33,649 for the three months ended January 31, 2012. This decrease is primarily attributed to the loss from operations and the increase of inventory. During the quarter, the Company hasn’t completed any financings.

Financial Condition

We currently anticipate that our available cash resources will be sufficient to meet our anticipated working capital for at least the next 12 months. We may need to raise additional capital, however, to fund expansion and to build up inventory of our own products.

If we raise additional funds through further issuances of equity or convertible debt securities, the percentage ownership of our current stockholders will be reduced and holders of those new securities may have rights, preferences and privileges senior to those of our current Shareholders.

In addition, we may not be able to obtain additional financing on terms favourable to us, if at all. If adequate funds are not available or are not available on terms favourable to us, our business, results of operations and financial condition could be adversely affected.

Item 3.

Quantitative and Qualitative Disclosure About Market Risks.

Not Applicable.

Item 4T.

Controls and Procedures.

(a)

Evaluation of disclosure controls and procedures.

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934, the Company’s principal executive officer and principal financial officer have evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation these officers have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective and were adequate to insure that the information required to be disclosed by the Company in reports it files or submits under the Exchange Act were recorded, processed, summarized and reported within the time period specified in the Commission’s rules and forms. It is also important to point out that all internal control systems, no matter how well designed, have inherent limitations and may not prevent or detect misstatements. Therefore even those systems determined to be effective can only provide reasonable assurance with respect to financial reporting reliability and financial statements preparation and presentation.

(b)

Changes in internal controls.

There have been no significant changes in our internal controls or other factors that would significantly affect such controls and procedures subsequent to the date we completed our evaluation. Therefore, no corrective actions were taken.

PART II - OTHER INFORMATION

Item 1.

Legal Proceedings.

To the best knowledge of the Company’s officers and directors, the Company is currently not a party to any material pending legal proceeding.

Item 1A.

Risk Factors.

Not applicable as a smaller reporting company.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.

Defaults Upon Senior Securities.

None.

Item 5.

Other Information.

None.

Item 6.

Exhibits

(a)

Exhibits

*3.1

Certificate of Incorporation

*3.2

Amended and Restated Certificate of Incorporation

*3.3

By-laws

*4.0

Stock Certificate

31.1

Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

31.2

Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1

Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

32.2

Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

* Filed as an exhibit to the Company's registration statement on Form S-1, as filed with the Securities and Exchange Commission on November 28, 2011 and incorporated herein by this reference.

(b) Reports of Form 8-K

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 20, 2012

GYSAN HOLDINGS, INC.

By:  /s/ Grace Weisgerber

Name:  Grace Weisgerber

Title: President

17