Form 10-Q
period 2012-04-30
GYSAN HOLDINGS, INC.
filed 2012-06-06
CIK 1534263

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2012

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 30, 2012: 13,616,000 shares of common stock.

-i-

GYSAN HOLDINGS, INC.
UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS INDEX

PART I – FINANCIAL INFORMATION:

Item 1.

Financial Statements (Unaudited)

1

Consolidated Balance Sheets

1

Consolidated Statement of Operations

2

Consolidated Statement of Stockholders’ Equity

3

Consolidated Statements of Cash Flows

4

Notes to the Interim Consolidated Financial Statements

4-11

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

12

Item 3.

Quantitative and Qualitative Disclosure About Market Risk

13

Item 4T.

Controls and Procedures

13

PART II – OTHER INFORMATION:

Item 1.

Legal Proceedings

14

Item 1A.

Risk Factors

14

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

14

Item 3.

Defaults Upon Senior Securities

14

Item 5.

Other Information

14

Item 6.

Exhibits

14

Signatures

15

-ii-

Gysan Holdings Inc.

April 30, 2012

Consolidated Financial Statements

(Unaudited)

See the accompanying notes to these condensed consolidated financial statements

See the accompanying notes to these condensed consolidated financial statements

Gysan Holdings Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Capital Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total
	Shares	Amount				
Balance, November 1, 2010	7,150,000	$ 715	$ (621)	$ 638	$ 22,231	$ 22,963
Issuance of shares	6,466,000	647	118,338	-	-	118,985
Net loss for the year ended October 31, 2011	-	-	-	-	(42,121)	(42,121)
Other comprehensive loss for the year ended October 31, 2011	-	-	-	(1,092)	-	(1,092)
Balance, October 31, 2011	13,616,000	$ 1,362	$ 117,717	$ (454)	$ (19,890)	$ 98,735
Net loss for the period ended April 30, 2012	-	-	-	-	(66,415)	(66,415)
Other comprehensive loss for the period ended April 30, 2012	-	-	-	242	-	242
Balance, April 30, 2012	13,616,000	1,362	117,717	(212)	(86,305)	$ 32,562

See the accompanying notes to these condensed consolidated financial statements

See the accompanying notes to these condensed consolidated financial statements

NOTE 1 – NATURE AND CONTINUANCE OF OPERATIONS

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

The Corporation issued 7,150,000 shares of common stock in exchange for 100% of the outstanding common shares of Gysan Alberta. Although the Corporation was the legal acquirer, the transaction was accounted for as a recapitalization of Gysan Alberta in the form of a reverse merger, whereby Gysan Alberta becomes the accounting acquirer and was deemed to have retroactively adopted the capital structure of the Corporation. Accordingly, the accompanying consolidated financial statements reflect the historical consolidated financial statements of Gysan Alberta for all periods presented, and do not include the historical financial statements of the Corporation. The numbers of shares are those of the Corporation but values are of Gysan Alberta. All costs associated with the reverse merger transaction were expensed as incurred.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist in understanding the financial statements. The consolidated financial statements and notes are the representations of the Corporation’s management, who is responsible for their integrity and objectivity.

Basis of Presentation

The Corporation’s financial statements included herein are prepared under the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. These consolidated financial statements include the Corporation’s wholly owned subsidiary, Gysan Enterprises Ltd., and 100% of its assets, liabilities and net income or loss since acquisition. All inter-company accounts and transactions have been eliminated.

While the information presented in the accompanying interim consolidated financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. Operating results for the period ended April 30, 2012 are not necessarily indicative of the results that can be expected for the year ended October 31, 2012.

Cash and Cash Equivalents

For purposes of the Statement of Cash Flows, management considers liquid investments with an original maturity of three months or less to be cash equivalents. As at April 30, 2012, all cash amounts were deposited in accounts were federally insured.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D.)

Inventory

Inventories are valued at the lower of cost or market on a FIFO basis. Inventory cost includes cost of raw material, labor and overhead. The Company writes down its inventory for obsolescence or unmarketability in an amount equal to the difference between the cost of the inventory and estimated market value based upon expected future demand and pricing. If inventory on hand exceeds projected demand or the expected market value is less than the carrying value, the excess is written down to its net realizable value. However, if actual demand or the estimate of market decreases, additional write-downs would be required.

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

Net Income (Loss) per Common Share

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D.)

Financial Instruments

Fair Value

The guidance for fair value measurements establishes the authoritative definition of fair value sets out a framework for measuring fair value and outlines the required disclosures regarding fair value measurements. Fair value is the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. The Corporation uses a three-tier fair value hierarchy based upon observable and non-observable inputs as follows:

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

The fair value of financial instruments consisting of cash and cash equivalents, accounts receivable, accounts payable and due to shareholder were estimated to approximate their carrying values based on the short-term maturity of these instruments.

Risks

Financial instruments that potentially subject the Corporation to credit risk consist principally of cash.

Management does not believe the Corporation is exposed to significant credit risk. Management, as well, does not believe the Corporation is exposed to significant interest rate risks during the period presented in these consolidated financial statements.

Fair Value Measurements

The Corporation follows FASB ASC 820, Fair Value Measurements and Disclosures, for all financial instruments and non-financial instruments accounted for at fair value on a recurring basis. This accounting standard establishes a single definition of fair value and a framework for measuring fair value, sets out a fair value hierarchy to be used to classify the source of information

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D.)

used in fair value measurement and expands disclosures about fair value measurements required under other accounting pronouncements. It does not change existing guidance as to whether or not an instrument is carried at fair value. The Corporation defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

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

Currency Risks

The Corporation incurs expenditures in Canadian dollars. Consequently, some assets and liabilities are exposed to Canadian dollar foreign currency fluctuations. As at April 30, 2012, cash, accounts receivable, due to shareholder and accounts payable and accrued charges were all denominated in Canadian dollars.

Equipment

Equipment is recorded at cost. Amortization is calculated using the declining balance method and at the following annual rate which is intended to amortize the cost over its estimated useful life:

Automobile – 30%

Impairment of Long-Lived Assets

Impairment losses on long-lived assets are recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses are then measured by comparing the fair value of assets to their carrying amounts. No impairments of these types of assets were recognized during the period ended April 30, 2012.

Deferred Taxes

A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss-carry forwards.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D.)

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

Foreign Currency Translation

The functional currency of the Corporation is Canadian dollars (“C$”). The Corporation maintains its financial statements in United States currency. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet dates. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchanges rates prevailing at the dates of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the determination of other comprehensive income (loss) for the respective periods.

Recent Accounting Pronouncements

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

NOTE 3 – PROPERTY & EQUIPMENT

April 30, 2012
Accumulated
	Cost	Depreciation	Net
Automobile	$ 7,360	$ 4,416	$ 2,944
	$ 7,360	$ 4,416	$ 2,944

October 31, 2011
Accumulated
	Cost	Depreciation	Net
Automobile	$ 7,322	$ 3,295	$ 4,027
	$ 7,322	$ 3,295	$ 4,027

NOTE 4 – DUE TO SHAREHOLDER

As at April 30, 2012, the Corporation was obligated to a shareholder for funds totaling $279 (2011 - $3,606) advanced to the Corporation for working capital. This advance is unsecured and no interest rate or payback schedule has been established.

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

As at April 30, 2012, there were no warrants or options outstanding.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Results of Operations

Three Months Ended April 30, 2012 Compared to Three Months Ended April 30, 2011

Assets

Total assets decreased from $102,573 at October 31, 2011 to $32,841 at April 30, 2012. Total assets consist of current assets and non-current assets. At April 30, 2012, our total current assets, comprising all cash and cash equivalents, were $22,989 compared to $98,546 at October 31, 2011. The decrease was primarily due to the increase in inventory and the expenses incurred in the six months ended April 30, 2012. At April 30, 2012, our total non-current assets, comprising of a motor vehicle, were $2,944, compared to $4,027 at October 31, 2011.

Liabilities

Total liabilities decreased from $3,838 at October 31, 2011 to $279 at April 30, 2012. Total liabilities consist of current liabilities. The decrease in current liabilities is primarily due to the decrease in payables and the amount due to shareholders.

Revenue

Our revenue increased by $4,253 or approximately 79.1%, from $5,377 in the three months ended April 30, 2011 to $9,630 in the three months ended April 30, 2012. This increase was primarily attributable to higher sale activities in the three months ended April 30, 2012. Gross profit decreased by $4,873 or 90.6% from $5,377 in the three months ended April 30, 2011 to $504 in the three months ended April 30, 2012. The decrease in gross profits is mainly due to the increase in cost of goods sold.

Operating expenses increased by $33,270 or approximately 618.1%, from $5,383 in the three months ended April 30, 2011 to $38,653 in the three months ended April 30, 2012. Approximately 74.5% or $24,790 of this increase is related to fees paid to consultants, attorneys, and accountants during the period for performing various tasks related to this registration statement. The operating expenses in the three months ended April 30, 2012 compared to the same period in 2011 was marked by an increase in general and administration fees of $8,739, an increase in professional fees of $17,450, and an increase in consulting fees of $7,340.

The Company incurred a net loss of $38,071 for the three months ended April 30, 2012, compared to a net loss of $6 for the three months ended April 30, 2011. The decrease in net income is largely due to the increase in consulting fee, professional fees, and general and administration fees.

Liquidity and Capital Resources

The Company has a working capital of $29,618 at April 30, 2012, primarily comprised of cash, cash equivalents and inventory.

Cash Flow

Cash provided in operations decreased from a negative of $3,553 for the three months ended April 30, 2011 to a negative of $42,133 for the three months ended April 30, 2012. This decrease is primarily attributed to the loss from operations and the increase of inventory. During the quarter, the Company has not completed any financing.

Financial Condition

We currently anticipate that our available cash resources will not be sufficient to meet our anticipated working capital for at least the next 12 months. We may need to raise additional capital to fund our operations and expansion and to build up inventory of our own products.

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

Dated:  June 6, 2012

GYSAN HOLDINGS, INC.

By:  /s/ Grace Weisgerber

Name:  Grace Weisgerber

Title: President