Form 10-Q
period 2012-07-31
GYSAN HOLDINGS, INC.
filed 2012-09-13
CIK 1534263

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2012

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of July 15, 2012: 13,616,000 shares of common stock.

Transitional Small Business Disclosure Format (check one):  Yes [ ] No [X]

GYSAN HOLDINGS, INC.
UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS INDEX

PART I – FINANCIAL INFORMATION:

Item 1.

Financial Statements (Unaudited).......................................................................................................

3

Consolidated Balance Sheets..............................................................................................................

4

Consolidated Statements of Operations..............................................................................................

5

Consolidated Statements of Stockholders’ Equity..............................................................................

Consolidated Statements of Cash Flows.............................................................................................

7

Notes to the Consolidated Financial Statements.................................................................................

8-14

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations.............

15

Item 3.

Quantitative and Qualitative Disclosure About Market Risks............................................................

16

Item 4T.

Controls and Procedures ....................................................................................................................

16

PART II – OTHER INFORMATION:

Item 1.

Legal Proceedings...............................................................................................................................

17

Item 1A.

Risk Factors .......................................................................................................................................

17

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds ...........................................................

17

Item 3.

Defaults Upon Senior Securities ........................................................................................................

17

Item 5.

Other Information ...............................................................................................................................

17

Item 6.

Exhibits ...............................................................................................................................................

17

Signatures .................................................................................................................................................................

19

Gysan Holdings Inc.

July 31, 2012

Consolidated Financial Statements

(Unaudited)

Gysan Holdings Inc.
CONSOLIDATED BALANCE SHEETS

	July 31, 2012	October 31, 2011
	(unaudited)	(audited)

ASSETS
Current
Cash and cash equivalents	$ 19,460	$ 98,546
Sales tax receivable	306	-
Inventory	3,312	-
	23,078	98,546

Property & equipment (Note 3)	2,361	4,027

Total Assets	$ 25,439	$ 102,573

LIABILITIES
Current
Sales tax payable	-	232
Due to shareholder (Note 4)	16,087	3,606

Total Liabilities	16,087	3,838

STOCKHOLDERS' EQUITY
Capital Stock
Authorized
100,000,000 common shares, voting, par value $.0001 each
90,000,000 preferred shares, par value $.0001 each
Issued
13,616,000 and 13,616,000 common shares, respectively	1,362	1,362
Additional paid in capital	117,717	117,717
Deficit	(107,674)	(19,890)
Accumulated other comprehensive loss	(2,053)	(454)

Total Stockholders' Equity	9,352	98,735

Total Liabilities and Stockholders' Equity	$ 25,439	$ 102,573
Approved by the Board of Directors,
, Director		, Director

Gysan Holdings Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended July 31	Three months ended July 31	Nine months ended July 31	Nine months ended July 31
	2012	2011	2012	2011

Revenue	$ 4,964	$ 9,667	$ 39,038	$ 15,989
Cost of goods sold	(2,786)	-	(24,446)	-
Gross profit	$ 2,178	$ 9,667	$ 14,592	$ 15,989

Expenses
General & administration	6,603	17,318	40,208	23,614
Professional fees	10,648	-	38,582	-
Consulting fees	5,194	-	19,477	-
Rent & office expenses	662	1,279	2,266	3,149
Depreciation	519	593	1,619	1,696
	23,626	19,190	102,152	28,459

Loss from operations	(21,448)	(9,523)	(87,560)	(12,470)

Other income	77	34	(155)	34

Loss before income tax	(21,371)	(9,489)	(87,715)	(12,436)

Income tax expense (recovery)	(2)	-	69	-

Net loss for the period	(21,369)	(9,489)	(87,784)	(12,436)

Other comprehensive income
Foreign currency adjustment	(1,888)	2,707	(1,599)	4,290

Comprehensive loss	$(23,257)	$(6,782)	$ (89,383)	$ (8,146)

Basic and diluted income loss per share	$ (0.002)	$ (0.001)	$ (0.006)	$ (0.002)

Weighted average number of shares outstanding	13,616,000	7,150,000	13,616,000	7,150,000

Gysan Holdings Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Capital Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total
	Shares	Amount
Balance, November 1, 2010	7,150,000	$ 715	$ (621)	$ 638	$ 22,231	$ 22,963

Issuance of shares	6,466,000	647	118,338	-	-	118,985

Net loss for the year ended October 31, 2011	-	-	-	-	(42,121)	(42,121)

Other comprehensive loss for the year ended October 31, 2011	-	-	-	(1,092)	-	(1,092)

Balance, October 31, 2011	13,616,000	$ 1,362	$ 117,717	$ (454)	$ (19,890)	$ 98,735

Net loss for the period ended July 31, 2012	-	-	-	-	(87,784)	(87,784)

Other comprehensive loss for the period ended July 31, 2012	-	-	-	(1,599)	-	(1,599)

Balance, July 31, 2012	13,616,000	1,362	117,717	(2,053)	(107,674)	$ 9,352

Gysan Holdings Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended July 31	Three months ended July 31	Nine months ended July 31	Nine months ended July 31
	2012	2011	2012	2011

Operating activities
Net loss for the period	$(21,369)	$ (9,489)	$(87,784)	$(12,436)
Item not requiring an outlay of cash:
Depreciation	519	593	1,619	1,696
Changes in non-cash working capital:
Accounts receivable	-	(4,430)	-	(4,430)
Accounts payable	-	2,049	-	(147)
Sales tax payable (receivable)	(5)	382	(538)	322
Income tax payable	-	-	-	(5,930)
Inventory	3,295	-	(3,312)	-
Due to (from) shareholder	15,808	(689)	12,481	(17,018)

Net cash provided by (used in) operating activities	(1,752)	(11,584)	(77,534)	(37,943)

Financing Activities
Common shares issued	-	1,267	-	118,984
Additional Paid in Capital	-	117,717	-	-

Net cash proved by financing activities	-	118,984	-	118,984

Net cash increase (decrease) for the period	(1,752)	107,400	(77,534)	81,041

Foreign exchange translation	(1,776)	2,715	(1,552)	3,897

Cash and cash equivalents, beginning of the period	22,989	15,494	98,546	40,671

Cash and cash equivalents, end of the period	$ 19,460	$125,609	$ 19,460	$ 125,609

GYSAN HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

July 31, 2012

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

The Corporation issued 7,150,000 shares of common stock in exchange for 100 percent of the outstanding common shares of Gysan Alberta. Although the Corporation was the legal acquirer, the transaction was accounted for as a recapitalization of Gysan Alberta in the form of a reverse merger, whereby Gysan Alberta becomes the accounting acquirer and was deemed to have retroactively adopted the capital structure of the Corporation. Accordingly, the accompanying consolidated financial statements reflect the historical consolidated financial statements of Gysan Alberta for all periods presented, and do not include the historical financial statements of the Corporation. All costs associated with the reverse merger transaction were expensed as incurred.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist in understanding the financial statements. The consolidated financial statements and notes are the representations of the Corporation’s management, who is responsible for their integrity and objectivity. These consolidated financial statements have been prepared in accordance with the instructions to form 10Q, and therefore do not include all the information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. These consolidated financial statements should be read in conjunction with the annual consolidated financial statements and footnotes thereto included in the Company’s registration statement filed with the Securities and Exchange Commission.

Basis of Presentation

The Corporation’s financial statements included herein are prepared under the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. These consolidated financial statements include the Corporation’s wholly owned subsidiary, Gysan Enterprises Ltd., and 100 percent of its assets, liabilities and net income or loss since acquisition. All inter-company accounts and transactions have been eliminated.

While the information presented in the accompanying interim consolidated financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. Operating results for the period ended July 31, 2012 are not necessarily indicative of the results that can be expected for the year ended October 31, 2012.

GYSAN HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

July 31, 2012

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D.)

Cash and Cash Equivalents

For purposes of the Statement of Cash Flows, management considers liquid investments with an original maturity of three months or less to be cash equivalents. As at July 31, 2012, all cash amounts deposited in accounts were federally insured.

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

GYSAN HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

July 31, 2012

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D.)

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

The fair value of financial instruments consisting of cash and cash equivalents, accounts payable and due to shareholder were estimated to approximate their carrying values based on the short-term maturity of these instruments.

Risks

Financial instruments that potentially subject the Corporation to credit risk consist principally of cash.

Management does not believe the Corporation is exposed to significant credit risk. Management, as well, does not believe the Corporation is exposed to significant interest rate risks during the period presented in these consolidated financial statements.

GYSAN HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

July 31, 2012

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D.)

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

Currency risks

The Corporation incurs expenditures in Canadian dollars. Consequently, some assets and liabilities are exposed to Canadian dollar foreign currency fluctuations. As at July 31,

2012, cash, accounts receivable, due to shareholder and accounts payable and accrued charges were all denominated in Canadian dollars.

Equipment

Equipment is recorded at cost. Amortization is calculated using the declining balance method and at the following annual rate which is intended to amortize the cost over its useful life:

Automobile – 30% over 48 months

GYSAN HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

July 31, 2012

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D.)

Impairment of Long-Lived Assets

Impairment losses on long-lived assets are recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses are then measured by comparing the fair value of assets to their carrying amounts. No impairments of these types of assets were recognized during the period ended July 31, 2012.

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

GYSAN HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

July 31, 2012

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D.)

In May 2011, FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. ASU 2011-04 amends ASC 820, Fair Value Measurement, by expanding existing disclosure requirements for fair value measurements and modifying certain definitions in the guidance, which may change how the fair value measurement guidance of ASC 820 is applied. ASU 2011-04 will be effective for the Corporation for interim and annual periods beginning after December 15, 2011 and must be applied prospectively. The Corporation is evaluating the impact that this ASU may have on its consolidated financial statements, if any.

NOTE 3 – PROPERTY AND EQUIPMENT

July 31, 2012
Accumulated
	Cost	Depreciation	Net
Automobile	$ 7,265	$ 4,904	$ 2,361
	$ 7,265	$ 4,904	$ 2,361

October 31, 2011
Accumulated
	Cost	Depreciation	Net
Automobile	$ 7,322	$ 3,295	$ 4,027
	$ 7,322	$ 3,295	$ 4,027

NOTE 4 – DUE TO SHAREHOLDER

As at July 31, 2012, the Corporation was obligated to a shareholder for funds advanced to the Corporation for working capital. The advances are unsecured and no interest rate or payback schedule has been established.

NOTE 5 – CAPITAL STOCK

On April 11, 2011, the Corporation issued 2,600,000 common shares for gross proceeds of $272 by way of private placement.

GYSAN HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

July 31, 2012

NOTE 5 – CAPITAL STOCK (CONT’D.)

On May 27, 2011, the Corporation issued 3,866,000 common shares for gross proceeds of $118,694 by way of private placement.

On June 10, 2011, the Corporation issued 7,150,000 common shares for total consideration of $113 in exchange for 100 percent of the outstanding common shares of Gysan Enterprises Ltd. As described in Note 1, the transaction was accounted for as a reverse merger and a retroactive recapitalization.

As at July 31, 2012, there were no warrants or options outstanding.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD LOOKING STATEMENTS

The following discussion contains forward-looking statements that reflect the company’s plans, estimates and beliefs. The actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report on Form 10-Q.

OVERVIEW

Gysan Holdings Inc. (“Gysan Holdings”) was incorporated in the State of Nevada on March 11, 2011. Gysan Holdings acquired 100 percent of the outstanding common stock of Gysan Enterprises Ltd. on June 13, 2011. Gysan Enterprises Ltd., a wholly owned subsidiary of the Company, began its operations in November, 2009 by providing support services to an auction company to establish a new flooring division. Gysan Enterprises is now focused on selling and marketing various types of floor coverings, including hardwood, engineered flooring and other type of floor coverings. Sales are made at the retail level to homeowners and at the wholesale level to business owners, and custom builders located in Calgary, Alberta, Canada and the surrounding areas.

RESULT OF OPERATIONS

Assets

Total assets decreased from $102,573 at October 31, 2011 to $25,439 at July 31, 2012. Total assets consist of current assets and non-current assets. At July 31, 2012, total current assets, comprising of all cash, cash equivalents, and inventory were $23,078 compared to $98,546 at October 31, 2011. The decrease was primarily due to the increase in inventory and the expenses incurred in the nine months ended July 31, 2012. At July 31, 2012, total non-current assets, comprising of a motor vehicle, were $2,361, compared to $4,027 at October 31, 2011.

Liabilities

Total liabilities increased from $3,838 at October 31, 2011 to $16,087 at July 31, 2012. Total liabilities consist of current liabilities. The increase in current liabilities is primarily a result of a shareholder loan advanced to the company for use as working capital.

Three Months Ended July 31, 2012 Compared to Three Months Ended July 31, 2011

Revenue

Sales revenue for the three months ended July 31, 2012 decreased by $4,703 or approximately 48.7% to $4,964 from $9,667 in 2011. The decrease in sales revenue for the quarter is primarily due to the decrease in services provided to auctioning services.

Cost of Sales and Gross Profit

Cost of sales for the three months ended July 31, 2012 was $2,786 compared to $0 for the corresponding period in 2011, for an increase of 100.0%. For the three months ended July 31, 2012, gross profit decreased by $7,489 or 77.5% from $9,667 in 2011 to $2,178 in 2012. The decrease in gross profits corresponds to the decrease in revenue and the increase in cost of goods sold.

Operating Expenses

Operating expenses for the three months ended July 31, 2012 were $23,626, an increase of $4,436 or 23.1% from $19,190 in 2011. The increase in operating expenses was a direct result of the increase in fees paid to consultants, attorneys, and accountants during the period for performing various tasks related to the company’s filings. Operating expenses in the three months ended July 31, 2012 compared to the same period in 2011 was marked by an increase in professional fees of $10,648 and an increase in consulting fees of $5,194.

Earnings after Taxes

The Company incurred a net loss of $21,369 for the three months ended July 31, 2012, compared to a net loss of $9,489 for the three months ended July 31, 2011. The decrease in net income is largely attributable to the decrease in revenue and the increase in professional and consulting fees.

Cash Flow from Operations

The Company generated a negative cash flow of $1,752 from its operations for the three months ended July 31, 2012, compared to a negative cash flow of $11,584 in 2011. During the quarter, the Company has not completed any financing.

LIQUIDITY AND CAPITAL RESOURCES

As at July 31, 2012, the Company had working capital of $6,991, which comprised of cash, cash equivalents, and inventory.

FINANCIAL CONDITION

The company currently anticipates that its available cash resources will not be sufficient to meet its anticipated working capital for at least the next 12 months. We may need to raise additional capital to fund our operations and expansion and to build up our inventory of products.

If additional funds are raised through further issuances of equity or convertible debt securities, the percentage ownership of current stockholders will be reduced and holders of those new securities may have rights, preferences and privileges senior to those of current shareholders.

In addition, the company may not be able to obtain additional financing on favourable terms, if at all. If adequate funds are not available or are not available on terms favourable to the company, the business, results of operations and financial condition could be adversely affected.

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

32.1

Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

32.2

Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

101.INS

XBRL Insatance Document

101.SCH

XBRL Taxonomy Extension Schema

101.CAL

XBRL Extension Calculation Linkbase

101.DEF

XBRL Taxonomy Extension Definition Linkbase

101.LAB

XBRL Taxonomy Extension Lable Linkbase

101..PRE

XBRL Taxonomy Extension Presentation Linkbase

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

Dated:  September 13, 2012

GYSAN HOLDINGS, INC.

By:  /s/ Grace Weisgerber

Name:  Grace Weisgerber

Title: President

18