Form 10-K
period 2012-10-31
GYSAN HOLDINGS, INC.
filed 2012-12-21
CIK 1534263

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2012

| | TRANSITION REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the period from _________________ to __________________

Commission File Number 333-178199

_______________________________________________

GYSAN HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

______________________________________________

Nevada	Not Applicable
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

Unit 7, 833 – 1st Ave. NW Calgary, AB T2N 0A4 Canada	N/A _____________________________
(Address of principal executive offices)	(zip code)
Registrant‘s telephone number, including area code: (403) 229-2351

_____________________________________________

Securities registered under Section 12(b) of the Exchange Act:

None.

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.0001 par value per share

(Title of Class)

Indicate by check mark if registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act.

|  | Yes   | X | No.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  |  | Yes   | X | No.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. | X | Yes   |  | No.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [  ]

Accelerated filer [  ]

Non-accelerated filer [  ]

Smaller reporting company [ X ]

(Do not check if a smaller reporting company)

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).

|  | Yes   | X | No.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second quarter. Note: If determining whether a particular person or entity is an affiliate cannot be made without involving an unreasonable effort and expense, the aggregate market value of the common equity held by non-affiliates may be calculated on the basis of reasonable assumptions, if the assumptions are set forth in this form.

7,116,000 common shares @ $.50* = $3,558,000

*Average of bid and ask closing prices on December 19, 2012.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes |  | No. |  |

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

13,616,000 common shares issued and outstanding as of December 19, 2012

DOCUMENTS INCORPORATED BY REFERENCE:

None.

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Gysan Holdings, Inc. (the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company’s plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

PART I

ITEM 1.   BUSINESS.

Gysan Holdings Inc. (“Gysan Holdings”) was incorporated in the State of Nevada on March 11, 2011. Gysan Holdings acquired 100 percent interest of Gysan Enterprises Ltd. on June 13, 2011.  Gysan Holdings operates solely as a holding company.

Overview of Operating Subsidiary

Gysan Enterprises Ltd., is a wholly-owned subsidiary of the Company, and all the operations of the consolidated group are carried on in Gysan Enterprises, Ltd.  Gysan Enterprises, Ltd. began its operations in November, 2009 by providing support services to an auction company.  Later in 2010 Gysan Enterprises, Ltd. began independently selling and marketing various types of floor coverings, namely, hardwood and engineered floor coverings, at the retail level to homeowners and at the wholesale level to business owners and custom builders located in Calgary, Alberta, Canada and the surrounding areas.

Location and Facilities

The Company office is located at Unit 7, 833-1st Avenue N.W., Calgary, Alberta T2N 0A4 in the southeast industrial area of Calgary, Alberta. In addition to the office facilities, the Company also has a warehouse in Calgary.

PRODUCTS

Gysan Enterprises Ltd. specializes in high quality, commercial grade floorings, such as the following:

Solid Hardwood Flooring

Solid hardwood flooring is a natural wood flooring that is renowned for its elegance and beauty. Milled from a solid piece of lumber, solid hardwood offers a variety of grain patterns, natural color variations, and the authenticity of a natural material. It is suitable for installation in any room above grade where moisture is maintained at a minimal level. Due to its natural composition, solid hardwood flooring can be sanded and refinished multiple times, adding to its appeal and longevity. When properly maintained, the beauty of a solid hardwood floor will enhance with age. It is considered a valuable investment as it is one of the few floor covering that adds value to an existing property.

Gysan offers a large variety of hardwood floorings, including: Scandinavian maple, Brazilian and black walnut, honey oak, and other exotic hardwood floorings.

Engineered Hardwood Flooring

Engineered wood flooring is a high-quality, affordable alternative to hardwood flooring. It is designed to provide greater stability for use in places where hardwood flooring might not be suitable due to exposure to significant changes in temperature or moisture. Engineered wood flooring is typically constructed in three layers – the top layer is comprised of real hardwood, the middle section often of softwood or plywood, and a supporting base layer of solid wood. Due to this unique structural composition, engineered wood flooring can be specifically tailored to suit situations where conditions would be unsuitable for solid wood flooring, such as in a conservatory or in conjunction with an under floor heating system.

Because engineered wood flooring uses real wood as the top layer, the user can benefit from the same, extensive selection of wood species and finishes available to solid hardwood flooring. In addition, the hardwood veneer can also be sanded and refinished once or twice for maintenance or aesthetic purposes. Engineered wood flooring offers the added flexibility in installation where it can be stapled, glued, or floated over concrete or wood subfloor. Due to its synthetic makeup, engineered wood flooring provides a more cost effective way of utilizing available timber. It is a greener wood flooring alternative that helps to conserve expensive, prized and exotic types of wood.

Gysan’s selection of engineered wood flooring includes maple and oak engineered floating hardwood flooring among many others.  This type of flooring works great over concrete.

Laminate Flooring

Laminate flooring is a highly versatile and durable synthetic alternative to solid hardwood and engineered wood flooring. It is composed of multiple layers of synthetic materials fused together under extreme pressure to create a similar looking finished product to that of natural wood, stone, or tile. Most laminate floorings consist of four basic elements – a bottom layer and a highly dense fiberboard core, topped with a high resolution photographic image of natural wood or stone, and finished off with a clear, durable coating of melamine resin for added strength and protection.

Much like engineered wood flooring, laminate flooring can be installed below grade and over in-floor radiant heating systems due to its stable and robust composition. The protective top layer of laminate floors is extremely durable and is resistant to moisture, staining, fading, and regular wear and tear. It is a highly cost-effective flooring solution that maintains a close resemblance to natural wood and stone flooring, and is available in a wide selection of colors and finishes. Laminate floorings can be installed as a floating floor over many types of subfloors making installation a simple and time-efficient task. It is an eco-friendly flooring solution for environmentally conscious users as its construction requires significantly less use of natural wood and stone material.

Gysan offers an extensive selection of high-end laminate floorings in a variety of colors.

Competitive Comparison

Gysan strives to provide high value products and outstanding service to consumers.  There are several key factors that we believe are a competitive advantage.  Those factors are as follows:

•

Gysan employs a unique, cost-effective distribution channel that transfers the bargaining power to consumers by allowing them to determine a price suitable to their needs.

•

Gysan’s flexible structure and management enhances the Company’s sensitivity to existing trends and allows the Company to deliver the latest products on the market in a timely manner.

•

Gysan has established a network of contacts and associates both locally and overseas, which specialize in products sourcing and inspection. This ensures the floorings delivered by the Company are of a high standard and quality.

•

Existing working relationships with suppliers and manufacturers allow management to gain in-depth information on the Company’s product line. This translates to better service and the ability for Gysan to represent and carry the products at lower costs.

Sourcing

We source our products based upon expected market demand directly from local manufacturers and overseas from Chinese suppliers. We have no long term contracts with our suppliers, but instead we rely on short term contracts consisting of individual purchase orders.  (See “Risk Factors”).  Gysan will work closely with suppliers in order to ensure a constant level of inventory is available on site for immediate shipment.

One of the Company’s most important competitive advantages is our ability to maintain effective working relationships with flooring suppliers and manufacturers. We plan to further develop these relationships in order to maintain a high level of quality in product and service delivery.  Our management has been effective in developing a network of contacts that will assist in the sourcing and selection of products.

MARKET ANALYSIS

Market Size and Growth

Wood flooring constitutes 15 to 25 percent share of the North American floor covering market1. In 2008, wood and laminate flooring combined represented a 34 percent share of the market in Canada. According to the CMHC Renovation and Home Purchase survey, installing hard surface flooring or wall-to-wall carpeting is the third most popular (27 percent) renovations undertaken in 20092. It is also the second most popular in Calgary accounting for 30 percent of renovations3.

Source: Market Insight/Torcivia (2009)

Engineered Hardwood Flooring

The popularity of engineered wood flooring in North America is expected to continually increase and eventually overtake the sales of solid hardwood flooring. Its popularity is mostly attributed to a number of favorable factors including decreased cost of production, lower pricing, and easy installation. The products also offer more diversity in a product line.

Laminate Flooring

Most of laminate flooring business comes from replacement market. Economic recovery is expected to increase consumer’s disposable income, thereby enhancing the demand for home renovations and create new demand for floor replacements.

Ecological awareness coupled with design, durability, and uncomplicated installation of laminate flooring drives the market. Residential replacement constitutes the largest end-use segment in the global laminate flooring market, while new housing starts category represents the fastest growing end-use segment.

Demand for laminate floor covering products is also rising due to increasing familiarity and popularity among builders and consumers. Growth in laminate flooring can be attributed to features including enhanced performance properties such as fade and stain resistance, durability, low maintenance, lower price, and improved style options.

________________________________

1 “Wood Flooring Trends,” FPInnovations (2009)

2 Canada Mortgage and Housing Corporation, “Renovation and home purchase report,” March 2010, p. 2

3 Canada Mortgage and Housing Corporation, “Renovation and home purchase detailed tables - Calgary,” March 2010, p. 8

MARKET TRENDS

Environment

Public awareness about environmental issues is at an all-time high, and increasingly, consumers are doing their part by choosing “green” products that have a minimal impact on the environment. As consumers become more ecologically conscious, they are demanding the use of sustainable and renewable building products in their homes and businesses.

Wood flooring, above all other flooring products available, is the only flooring option that comes from an abundantly renewable resource. Responsible forest management has made it possible for wood to be harvested and replenished over time, minimizing distress caused to the environment. According to the U.S. Department of Agriculture Forest Service, each year the forest is being replaced at a much greater rate than it is being harvested, with an average annual net growth to removal ratio of 1.664. In addition, the process of manufacturing lumber into finished product requires less water and energy to produce than any other flooring option. In many cases, the biodegradable waste material not used in the final product is often recycled for other uses.

An increasing number of flooring companies are actively seeking Forest Stewardship Council (FSC) and Sustainable Forestry Initiative (SFI) certified sources to boost their credibility as an environmentally sustainable player in the industry. In addition to hardwoods manufactured using green technology from sustainable forests, customers, builders, and designers are also seeking other eco-friendly choices such as responsibly harvested cork, renewable bamboo, and reclaimed wood.

Health

Increasingly, health-related issues are playing an important role in homeowner’s perceptions of floor covering. According to the US Environmental Protection Agency, indoor air is among the top five environmental risks to public health. Canadians spend much of their time indoors, where they are exposed to various air pollutants that can pose a long term effect on their health. Poor indoor air quality has been shown to cause or exacerbate a wide range of health problems, including allergies, asthma, lung cancer, respiratory infections, and ear, nose, and throat irritations.

As a result of these trends, hard surface flooring such as hardwood and laminate floors are gaining popularity. Hardwood and laminate floorings are ideal for allergy sufferers as they do not promote or harbor biological pollutants, such as dust mites or molds. It also helps to reduce the accumulation of artificial substances brought into the home from the outside. To further address concerns raised by poor indoor air quality, the flooring industry is increasingly developing products with labels such as no-formaldehyde-added to attract health conscious consumers. Formaldehyde is an irritant that is contained in glues inside pressed wood products, such as hardwood flooring. It is emitted into the air through a process known as off-gassing. Long-term exposure to formaldehyde can irritate eyes, nose and throat and worsen respiratory and asthma symptoms, especially in children.

Technology

Advances in wood flooring technology have not only made hardwood floorings more affordable to the general public, it has also created a highly diversified and robust product that is both easy to install and maintain. The wood flooring industry has introduced many innovative products over the past decade that enables consumers to obtain tailor-made flooring solutions that satisfies their individual preferences and tastes. Furthermore, it has created a product that is stable and versatile to be used in almost any part of their home.

Laminate floor coverings, in particular, have gained tremendous momentum over the years in rivaling other conventional wood floor coverings in both appearance and functionality. Superior quality laminates are made available in a large array of realistic finishes through technological enhancements such as embossed registration and texturing. Other improvements such as the development of glueless laminate and enhanced moisture resistance are all contributing to the market growth of laminate floor coverings.

_______________________

4 “National Wood Flooring Association; Real Wood Floors: the 'Green' Flooring Option,” Global Warming Focus (February 25, 2008).

MARKET SEGMENTATION

Residential Homeowners

Gender. Homeowners, primarily male, will make up the retail portion of the business for the Company. According to the TD Canada Trust 2011 Home Buyers Report, men are more in favor of doing renovations for their home in comparison to their female counterparts as they believe it is more affordable and they can also renovate the home to their own taste.

Age. According to the Canada Mortgage and Housing Corporation, fifty percent of households who stated their intention to renovate in 2010 were between the age group of 25 to 34. However, there is usually a discrepancy between households who intend to renovate and households who actually carry out the renovations. Therefore, it is important not to overlook certain age groups based on their stated intentions.

Income. Based on the Canada Mortgage and Housing Corporation, there is often a direct correlation between household income and the intentions of renovation as well as the amount spent on home renovations. The largest percentage (51 percent) of households who intended to renovate in 2010 had an annual income of $100,000 or more. Because Gysan is a competitive pricing distributor, it will focus on income groups at both the lower and higher end of the spectrum.

Location. Most homeowners undertake their largest renovation expenditures in the first three years following a resale home purchase5. The majority of homes purchased within the previous years have been concentrated in the northwest and southwest quadrant of the city of Calgary; therefore, Gysan will focus its efforts towards communities within those sectors.

Contractors

Contractors are an important market segment. Contractors provide recurring sales at a large quantity. Among households in Calgary that renovated their home in 2009, 36 percent of households in Calgary hired a contractor to complete the work6.

INDUSTRY INDICATORS

Residential

Since most wood flooring is installed in residential buildings, future demand will be dependent upon the volume of new home construction, sales of existing homes, and home renovations.  In light of the recent recession and its affect on residential construction, we would expect demand for floor covering to improve as residential home sales improve.

Residential Remodeling

The $44 billion renovation industry accounts for roughly 40 percent of the housing investment in Canada7. In 2009, over $25.8 billion was spent on renovations across 10 major Canadian cities with 50 percent of the households having renovated their home. According to Canada Mortgage and Housing Corporation, 73 percent of the households completed some form of alteration and improvement of their home with an average of $12,100 spent on home renovations8.

Calgary’s renovation market is among the highest in Canada. In 2009, the average cost of renovations in Calgary was $13,087, and 48 percent of Calgary households undertook renovations. The incidence of alterations and improvements was also highest in Calgary, with 80 percent of renovating households undertaking this type of renovation9.

Renovation spending is expected to be less conducive in 2012 due to moderating home sales and prices, a leveling off in home ownership rates, high household debt loads, (eventual) rising interest rates and more stringent mortgage financing rules. The regulatory changes are anticipated to make it tougher for consumers to use their property to access financing.

Non-Residential

The commercial market is largely independent of the residential market. It is associated with non-residential construction spending and office and retail vacancy rates.

New Construction

In spite of the slowdown in residential development, investment in non-residential construction in Canada rose 1.7 percent to $10.5 billion in the fourth quarter of 2010 from the previous quarter and 5.7 percent from the previous year10. If construction of commercial space continues to improve the demand for floor coverings should improve also.

________________________

5 “A recent survey indicated renovation intentions for 2011,” Calgary Herald, January 20, 2011.

6 Canada Mortgage and Housing Corporation, “Renovation and home purchase detailed tables - Calgary,” March 2010, p. 9

7 “A recent survey indicated renovation intentions for 2011,” Calgary Herald, January 20, 2011.

8 Canada Mortgage and Housing Corporation, “Renovation and home purchase report,” March 2010, p. 2

Competitive Analysis

The wood flooring industry is highly competitive as the product is largely perceived as a commodity. Demand for wood flooring is predominately influenced by the cyclical nature of the residential real estate market in construction, sales and remodeling. Rivalry among retailers, wholesalers, and other competing flooring products defines the competitive landscape of the industry.

The wood flooring industry in Calgary, Alberta is highly fragmented, consisting of over 100 retailers, mostly small, family-owned businesses that cater to the local market. Approximately 70 percent of the wood flooring strips sold in North America is distributed by ten large retail chains11.

In addition to direct competition from individual retailers, large home center retail chains such as Home Depot, Rona, and Lowe’s, with over 1,000 stores across North America that carry floor coverings, are increasingly gaining market share. Other franchise chains, such as Flooring Canada and Carpet One, have also established a presence in the region with their aggressive online marketing campaign.

STRATEGY & IMPLEMENTATION

Competitive Edge

Commercial Grade. We specialize in premium-quality, commercial grade floor coverings that are highly durable and versatile and can be applied in both residential and commercial properties. The Company’s selection of floor coverings is designed to resist superficial damage and wear and tear, making it highly suitable for handling areas of heavy foot traffic.

Competitive Pricing. Our products will be offered to consumers at a price significantly lower than that of local flooring competitors due to our simple and flexible structure. We are able to transfer the savings to customers through cost effective distribution channels, such as auctions whereby consumers can determine a price appropriate to their budget, while at the same time, attaining quality products suitable to their taste.

On-Hand Inventory. We carry most of our products in-house and thus we are able to eliminate ordering and shipping lag times.  This allows consumers to enjoy the immediate satisfaction of bringing home their newly-purchased flooring. This will also eradicate all issues regarding backorders and inventory shortages. Customers will also be able to shop with ease knowing the exact item they will be purchasing.

Sourcing Experience. Our management and our staff have gained valuable experience in products sourcing both locally and overseas. We leverage this expertise to find reliable sources and distribution channels that deliver quality products and on-time services. We are highly selective and stringent in our product offerings, and only products that meet a desired quality standard will be chosen in order to maintain the greatest level of satisfaction for all of our customers.

______________________________

9 Canada Mortgage and Housing Corporation, “Renovation and home purchase detailed tables - Calgary,” March 2010, p. 8 & 10

10 Statistics Canada, Non-residential building construction investment, Ottawa, Ont., 2011

11 Patrick Lavoie, Jean-François Bouffard, Pierre Banchet. “Wood flooring trends,” Woodworking, vol. 24, 2 (Mar/Apr 2010).

MARKETING STRATEGY

Pricing Strategy

The pricing objective of the Company is for customers to perceive value in the products that are being offered. As a result, lower priced goods will be a key factor in setting ourselves apart from other competitors within the same industry. Our products are generally priced lower than competing companies, making it more attractive for cost-sensitive consumers, home renovators on a limited budget, and contractors and builders purchasing in bulk. Our low cost approach is attained partly through the sale of products with zero post-purchase services, meaning the Company will not provide any additional services in relation to installation and setup. This strategy allows the Company to focus on its core objective – to continuously deliver premium quality products to customers at competitive prices.

Our goal is to achieve a 20 to 30 percent gross margin on all of the revenue gained from the sale of our flooring products, however, there is no assurance that we will be able to achieve this goal.  While prices will vary according to individual client requests and orders, we anticipate that product margins will remain relatively constant.

Sales and Distribution Strategy

In addition to selling directly to customers, we also utilize Able Auctions, a local auction facility, to distribute our products to consumers. Able Auctions charges the Company a 15% commission for any sale made on the Company’s behalf.  Ms. Weisgerber has been associated with Able Auctions since July, 2006 and through Gysan Enterprises since October, 2009 (see “Biography”).  Gysan Enterprises receives 50% of the net profit from the auctions it conducts on Able Auctions’ behalf.  The use of auctions as an unconventional form of distribution channel is central to the Company’s marketing strategy as a whole, because it directly influences the pricing structure of products. The Company’s management has worked closely with Able Auctions in Calgary to deliver floor covering to consumers at competitive prices.

Auction, in general, is a beneficial form of distribution channel for both the Company and its consumers. Buyers often arrive at an auction prepared to make a purchase. It helps accelerates the sale and creates competition among consumers. The turnover rate of products is also increased, thus, reducing the inventory cost for the Company. Most importantly, auctions promote an aggressive marketing program that increases interest and visibility. It represents an effective distribution outlet whereby consumers retain the freedom in determining a purchase price suitable to their budget.

Most of our inventory will be carried in-house with existing products available and ready for immediate shipment. Where a consumer wishes to place a special request for a particular product, we can make additional arrangements with the client to fulfill the order. The office will act as a point of contact for clients to place orders for specific items, which will be ordered directly from the manufacturer. We will work closely with both our local and Chinese suppliers to maintain a high satisfaction in product and service delivery for all of our customers.

ITEM 1A.

RISK FACTORS.

Not Applicable as a smaller reporting company.

ITEM 1B.

UNRESOLVED STAFF COMMENTS

None.

ITEM 2.   PROPERTIES.

We do not own any real property for use in our operations or otherwise, instead we utilize the homes of our Directors for office space.

We use our facilities to house our corporate headquarters and operations and believe our facilities are suitable for such purpose.   We believe that these facilities will be adequate for the foreseeable future.

The Company currently has no policy with respect to investments or interests in real estate, real estate mortgages or securities or interests in, persons primarily engaged in real estate activities.

ITEM 3.  LEGAL PROCEEDINGS.

We may be subject to litigation from time to time as a result of our normal business operations. Presently, there are no material pending legal proceedings to which we are a party or as to which any of our property is subject, and no such proceedings are known to be threatened or contemplated against us.

ITEM 4.   MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5.

MARKET FOR REGISTRANT‘S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a)

MARKET INFORMATION. Our common shares are quoted for trading on the OTC Bulletin Board under the symbol “GYSA”. The closing price of our common stock, as reported by the OTC Bulletin Board on September 26, 2012 was $0.75.

National Association of Securities Dealers OTC Bulletin Board*
Quarter End	High	Low
June 30, 2012	0.05	0.00
September 30, 2012	0.75	0.25

*

Over-the-counter market quotations reflects high and low bid quotations and inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

Our transfer agent and registrar for our common stock is Action Stock Transfer Corp. Their address is 2469 E. Fort Union Boulevard, Suite 214, Salt Lake City, Utah 84121. Their telephone number is 801-274-1088. Their fax number is 801-274-1099.

(b)

HOLDERS. As of December 19, 2012, we had approximately 52 shareholders of record who held 13,616,000 shares of the Company‘s common stock.

(c)

DIVIDEND POLICY. We have not declared or paid any cash dividends on our common stock and we do not intend to declare or pay any cash dividend in the foreseeable future.  The payment of dividends, if any, is within the discretion of our Board of Directors and will depend on our earnings, if any, our capital requirements and financial condition and such other factors as our Board of Directors may consider.

(d)

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

None

(e)

RECENT SALE OF UNREGISTERED SECURITIES. The Company has made no sales of unregistered securities in the last year.

ITEM 6.

SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

This discussion and analysis of our financial condition and results of operations includes “forward-looking” statements that reflect our current views with respect to future events and financial performance. We use words such as “expect,” “anticipate,” “believe,” and “intend” and similar expressions to identify forward-looking statements. You should be aware that actual results may differ materially from our expressed expectations because of risks and uncertainties inherent in future events and you should not rely unduly on these forward looking statements. We disclaim any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. Reference in the following discussion to “our”, “us” and “we” refer to the operations of Gysan Holdings, Inc. and its subsidiaries (“We”), except where the context otherwise indicates or requires.

The following discussion of our financial condition and results of operations should be read in conjunction with the audited financial statements and the notes to the audited financial statements included in this annual report. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results may differ materially from those anticipated in these forward-looking statements.

FOR THE YEAR PERIOD ENDED OCTOBER 31, 2012

The following discussion should be read in conjunction with the audited financial statements of the Company and the related notes that appear elsewhere in this amended report. The audited financial statements of the company are stated in U.S. dollars and are prepared in accordance with United States generally accepted accounting principles.

RESULTS OF OPERATIONS

Assets

Total assets decreased from $102,573 at October 31, 2011 to $32,988 at October 31, 2012. Total assets consist of current assets and non-current assets. At October 31, 2012, total current assets, comprising of all cash, cash equivalents, and inventory were $31,168 compared to $98,546 at October 31, 2011. The decrease was primarily due to the increase in inventory and the expenses incurred in the twelve months ended October 31, 2012. At October 31, 2012, total non-current assets (a motor vehicle), were $1,820, compared to $4,027 at October 31, 2011.

Liabilities

Total liabilities increased from $3,838 at October 31, 2011 to $23,243 at October 31, 2012. Total liabilities consist of current liabilities. The increase in current liabilities is primarily the result of the advance of funds by a shareholder for use as working capital.

Twelve Months Ended October 31, 2012 Compared to Twelve Months Ended October 31, 2011

Revenue

Sales revenue for the twelve months ended October 31, 2012 increased by $53,632 or approximately 342.3% to $69,301 from $15,669 in 2011. The increase in sales revenue for the period is primarily due to the increase in auctioning and other services.

Cost of Sales and Gross Profit

Cost of sales for the twelve months ended October 31, 2012 was $24,824 compared to $0 for the corresponding period in 2011. For the twelve months ended October 31, 2012, gross profit increased by $28,808 or 183.8% from $15,669 in 2011 to $44,477 in 2012. The increase in gross profits reflects the increase in revenue.

Operating Expenses

Operating expenses for the twelve months ended October 31, 2012 were $132,432, an increase of $74,609 or 129% from $57,823 in 2011. The increase in operating expenses was a direct result of the increase in fees paid to consultants, attorneys, and accountants during the period for performing various tasks related to the company’s filings. Operating expenses in the twelve months ended October 31, 2012 compared to the same period in 2011 was marked by an increase in general and administration expenses of $36,136, in professional fees of $29,314 and in consulting fees of $10,154.

Earnings or Losses after Taxes

The Company incurred a net loss of $88,353 for the twelve months ended October 31, 2012, compared to a net loss of $42,121 for the twelve months ended October 31, 2011. The increase in net loss is largely attributable to the increase in general and administration expenses and professional and consulting fees related to the company’s regulatory filings.

Cash Flow from Operations

The Company generated a negative cash flow of $81,985 from its operations for the twelve months ended October 31, 2012, compared to a negative cash flow of $47,811 in 2011. During the year, the Company has not completed any new financings.

LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 2012, the Company had working capital of $7,925, which is comprised of cash, cash equivalents, and inventory.

FINANCIAL CONDITION

The company currently anticipates that its available cash resources will not be sufficient to meet its anticipated working capital for the next 12 months. Additional capital may need to be raised to fund the company’s operations and to build up inventory of products.

If additional funds are raised through further issuances of equity or convertible debt securities, the percentage ownership of current stockholders will be reduced and holders of those new securities may have rights, preferences and privileges senior to those of current shareholders.

In addition, the Company may not be able to obtain additional financing on favorable terms, if at all. If adequate funds are not available or are not available on terms favorable to the company, the business, results of operations and financial condition could be adversely affected.

GOING CONCERN

Note 1 of the Company’s attached financial statement notes that the Company has yet to achieve profitable operations and that it has incurred losses from its inception in the amount of $108,243.  Also, it is noted that the Company expects to incur further losses and thus creates doubts about the ability of the Company to continue as a going concern.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Stockholders of Gysan Holdings Inc.:

We have audited the accompanying consolidated balance sheets of Gysan Holdings Inc. and subsidiary (the “Company”) each of the October 31, 2012 and 2011 and the related consolidated statements of operations, stockholders’ equity and cash flows for years in the two-year period ended October 31, 2012.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluation of the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Gysan Holdings Inc. and subsidiary as of October 31, 2012 and 2011 and the results of their operations and their cash flows for each of the years in the two-year period ended October 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

Calgary, Canada

December 4, 2012

Chartered Accountants

Suite 1500, 640 – 5th Ave. S.W., Calgary, Alberta  T2P 3G4  (403) 263-3385

Gysan Holdings Inc.
CONSOLIDATED BALANCE SHEETS
(Stated in US dollars)

	October 31, 2012	October 31, 2011

ASSETS
Current
Cash and cash equivalents	$ 27,850	$ 98,546
Inventory	3,318	-
	31,168	98,546

Property & equipment (Note 3)	1,820	4,027

Total Assets	$ 32,988	$ 102,573

LIABILITIES
Current
Accounts payable	7,755	232
Due to shareholder (Note 4)	15,488	3,606

Total Liabilities	23,243	3,838

STOCKHOLDERS' EQUITY
Capital Stock
Authorized
100,000,000 common shares, voting, par value $0.0001 each
90,000,000 preferred shares, par value $0.0001 each
Issued
13,616,000 common shares	1,362	1,362
Additional paid in capital	117,717	117,717
Accumulated deficit	(108,243)	(19,890)
Accumulated other comprehensive loss	(1,091)	(454)

Total Stockholders' Equity	9,745	98,735

Total Liabilities and Stockholders' Equity	$ 32,988	$ 102,573

Subsequent event (Note 7)

Approved by the Board of Directors,

See accompanying notes to financial statements

Gysan Holdings Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in US dollars)

	Year ended October 31	Year ended October 31
	2012	2011

Revenue	$ 69,301	$ 15,669
Cost of goods sold	(24,824)	-
Gross profit	$ 44,477	$ 15,669

Expenses
General & administration	51,847	15,711
Professional fees	51,035	21,721
Consulting fees	24,525	14,371
Rent & office	2,862	3,807
Depreciation	2,163	2,213
	132,432	57,823

Loss from operations	(87,955)	(42,154)

Other income (expense)	(398)	33

Net loss for the year	(88,353)	(42,121)

Other comprehensive income
Foreign currency adjustment	(637)	(1,092)

Comprehensive loss	$ (88,990)	$ (43,213)

Basic and diluted loss per share	$ (0.007)	$ (0.007)

Basic and diluted weighted average number of shares outstanding	13,616,000	10,258,937

See accompanying notes to financial statements

Gysan Holdings Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Stated in US dollars)

	Capital Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total
	Shares	Amount
Balance, November 1, 2010	7,150,000	$ 715	$ (621)	$ 638	$ 22,231	$ 22,963

Issuance of shares	6,466,000	647	118,338	-	-	118,985

Net loss for the year ended October 31, 2011	-	-	-	-	(42,121)	(42,121)

Other comprehensive loss for the year ended October 31, 2011	-	-	-	(1,092)	-	(1,092)

Balance, October 31, 2011	13,616,000	$ 1,362	$ 117,717	$ (454)	$ (19,890)	$ 98,735

Net loss for the year ended October 31, 2012	-	-	-	-	(88,353)	(88,353)

Other comprehensive loss for the year ended October 31, 2012	-	-	-	(637)	-	(637)

Balance, October 31, 2012	13,616,000	1,362	117,717	(1,091)	(108,243)	$ 9,745

See accompanying notes to financial statements

Gysan Holdings Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Stated in US dollars)

	Year ended October 31	Year ended October 31
	2012	2011

Operating activities
Net loss for the year	$ (88,353)	$ (42,121)
Item not requiring an outlay of cash:
Depreciation	2,163	2,213
Changes in non-cash working capital:
Accounts payable	7,523	(1,973)
Income tax payable	-	(5,930)
Inventory (Note 3)	(3,318)	-

Net cash used in operating activities	(81,985)	(47,811)

Financing activities
Common shares issued	-	118,984
Due to (from) shareholder	11,882	(12,036)

Net cash provided by financing activities	11,882	106,948

Net cash increase (decrease) for the year	(70,103)	59,137

Foreign exchange translation	(593)	(1,263)

Cash and cash equivalents, beginning of the year	98,546	40,672

Cash and cash equivalents, end of the year	$ 27,850	$ 98,546

See accompanying notes to financial statements

GYSAN HOLDINGS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2012

Expressed in United States Dollars

NOTE 1 – NATURE AND CONTINUANCE OF OPERATIONS

Gysan Holdings Inc. (“Gysan”) was incorporated in the state of Nevada, United States on March 11, 2011. On June 10, 2011, Gysan acquired Gysan Enterprises Ltd. of Calgary, Alberta, Canada as its wholly owned subsidiary (the “Corporation” collectively). Gysan Enterprises Ltd. (“Gysan Alberta”) was incorporated on November 4, 2009 with its head office located in Calgary, Alberta, Canada. Gysan Alberta provides supporting services to an auction company to establish a new flooring division and focuses on selling and marketing various types of floor coverings, namely hardwood, engineered, and laminates to the local market. Corporation clients include homeowners, business owners, and custom builders from Calgary and the surrounding areas.

Gysan issued 7,150,000 shares of common stock in exchange for 100 percent of the outstanding common shares of Gysan Alberta. Although the Corporation was the legal acquirer, the transaction was accounted for as a recapitalization of Gysan Alberta in the form of a reverse merger, whereby Gysan Alberta becomes the accounting acquirer and was deemed to have retroactively adopted the capital structure of the Corporation. Accordingly, the accompanying consolidated financial statements reflect the historical consolidated financial statements of Gysan Alberta for all periods presented, and do not include the historical consolidated financial statements of the Corporation. The number of shares are those of the Corporation but values are of Gysan Alberta. All costs associated with the reverse merger transaction were expensed as incurred.

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Corporation will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these consolidated financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Corporation be unable to continue as a going concern. At October 31, 2012, the Corporation had not yet achieved profitable operations and has accumulated losses of $108,243 since its inception. The Corporation expects to incur further losses in the development of its business, all of which casts substantial doubt about the Corporation’s ability to continue as a going concern. The Corporation’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management anticipates that additional funding will be in the form of equity financing from the sale of common stock. Management may also seek to obtain short-term loans from the directors of the Corporation. There are no current arrangements in place for equity funding or short-term loans.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Corporation’s consolidated financial statements included herein are prepared under the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. These consolidated financial statements include the Corporation’s wholly owned subsidiary, Gysan Enterprises Ltd., and 100 percent of its assets, liabilities and net income or loss since acquisition. All inter-company balances and transactions have been eliminated.

GYSAN HOLDINGS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2012

Expressed in United States Dollars

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D.)

Cash and Cash Equivalents

For purposes of the Statement of Cash Flows, management considers liquid investments with an original maturity of three months or less to be cash equivalents. As at October 31, 2012, all cash amounts deposited in accounts were federally insured.

Inventory

Inventories recorded in the consolidated financial statements are stated at the lower of cost or market, cost being determined on the basis of weighted average.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The consolidated financial statements reflect all of the costs of doing business.

Comprehensive Income (Loss)

The Corporation adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 220, “Reporting Comprehensive Income”, which establishes standards for the reporting and display of comprehensive income and its components in the consolidated financial statements. Comprehensive income consists of net income and other gains and losses affecting stockholder's equity that are excluded from net income, such as unrealized gains and losses on investments available for sale, foreign currency translation gains and losses and minimum pension liability. Since inception, the Corporation’s other comprehensive income represents foreign currency translation adjustments.

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

GYSAN HOLDINGS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2012

Expressed in United States Dollars

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D.)

Financial Instruments

Fair Value

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

Cash and cash equivalents are measured using level 1 inputs.

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

GYSAN HOLDINGS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2012

Expressed in United States Dollars

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D.)

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

Currency risks

The Corporation incurs expenditures in Canadian dollars. Consequently, some assets and liabilities are exposed to Canadian dollar foreign currency fluctuations. As at October 31, 2012, cash and cash equivalents, accounts payable and due to shareholder were all denominated in Canadian dollars.

Equipment

Equipment is recorded at cost. Amortization is calculated using the declining balance method and at the following annual rate which is intended to amortize the cost over its useful life:

Automobile – 30%

Impairment of Long-Lived Assets

Impairment losses on long-lived assets are recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses are then measured by comparing the fair value of assets to their carrying amounts. No impairments of these types of assets were recognized during the year ended October 31, 2012.

Revenue Recognition and Deferred Revenue

The Corporation recognizes revenue when persuasive evidence of an arrangement exists, shipment has occurred or services rendered, the price is fixed or determinable and payment is reasonably assured. Customers take ownership at point of sale and bear the costs and risks of delivery.

GYSAN HOLDINGS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2012

Expressed in United States Dollars

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D.)

Income Taxes

The Corporation follows FASB ASC Topic 820, “Income Taxes” which requires the use of the asset and liability method of accounting for income taxes.  Under this method, deferred tax assets and liabilities are recognized for future tax consequences attributable to temporary differences between the consolidated financial statements carrying amounts of existing assets and liabilities and loss carry forwards and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. The tax consequences of most events recognized in the current year’s consolidated financial statements are included in determining income taxes currently payable. However, because tax laws and financial accounting standards differ in their recognition and measurement of assets, liabilities, equity, revenues, expenses, gains and losses, differences arise between the amount of taxable income and pre-tax financial income for a year and between the tax bases of assets or liabilities and their reported amounts in the consolidated financial statements. Because the Corporation assumes that the reported amounts of assets and liabilities will be recovered and settled, respectively, a difference between the tax basis of an asset or a liability and its reported amount in the balance sheet will result in a taxable or a deductible amount in some future years when the related liabilities are settled or the reported amounts of the assets are recovered, which gives rise to a deferred tax asset. The Corporation must then assess the likelihood that the deferred tax assets will be recovered from future taxable income and to the extent the Corporation believes that recovery is not likely, the Corporation must establish a valuation allowance.

The Corporation has adopted FASB guidance on accounting for uncertainty in income taxes which provides a consolidated financial statement recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. Under this guidance, the Corporation may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The guidance also extends to de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures.

Foreign Currency Translation

The functional currency of the Corporation is Canadian dollars (“C$”). The Corporation maintains its financial statements in United States currency. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet dates. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchanges rates prevailing at the dates of the transaction. Exchange gains or losses arising from foreign currency translation are included in the determination of other comprehensive income for the respective periods.

GYSAN HOLDINGS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2012

Expressed in United States Dollars

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D.)

Recent Accounting Pronouncements

The Corporation adopts new pronouncements relating to generally accepted accounting principles applicable to the Corporation as they are issued, which may be in advance of their effective date.  Management does not believe that any recently issued, but not yet effective accounting standards, if currently adopted, would have a material effect on the accompanying consolidated financial statements.

i)

ASU 2011-04

On November 1, 2012 the Corporation will adopt the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” The new guidance does not extend the use of fair value accounting, but provides guidance on how it should be applied where its use is already required or permitted by other standards within GAAP or International Financial Reporting Standards (“IFRSs”). The new guidance also changes the working used to describe many requirements in GAAP for measuring fair value and for disclosing information about fair value measurements and it clarifies the FASB’s intent about the application of existing fair value measurements. Management does not expect the adoption of this standard to have a material impact on the Corporation’s fair value measurements, financial condition, results of operations or cash flows as the Corporation’s financial instrument’s carrying values approximate fair value due to the short term maturities.

ii)

ASU 2011-05

On November 1, 2012 the Corporation will adopt the FASB issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (ASU 2011-05). The objective of this amendment is to increase the prominence of other comprehensive income in the consolidated financial statements. The amendments require entities to report components of net income and the components of other comprehensive income either in a continuous statement of comprehensive income or in two separate but consecutive statements.

Additionally, the amendments in ASU 2011-05 require an entity to present on the face of the consolidated financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statements where the components of net income and the components of other comprehensive income are presented. In December 2011, the FASB issued Accounting Standards Update No. 2011-12, which deferred the specific requirements related to the presentation of reclassification adjustments. Management does not expect the adoption of this standard to have a material impact on the Corporation’s consolidated financial statements.

GYSAN HOLDINGS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2012

Expressed in United States Dollars

NOTE 3 – PROPERTY AND EQUIPMENT

October 31, 2012
Accumulated
	Cost	Depreciation	Net
Automobile	$ 7,278	$ 5,458	$ 1,820
	$ 7,278	$ 5,458	$ 1,820

October 31, 2011
Accumulated
	Cost	Depreciation	Net
Automobile	$ 7,322	$ 3,295	$ 4,027
	$ 7,322	$ 3,295	$ 4,027

NOTE 4 – DUE TO SHAREHOLDER

As at October 31, 2012, the Corporation was obligated to a shareholder for funds advanced to the Corporation for working capital. The advances are unsecured and no interest rate or payback schedule has been established.

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

As at October 31, 2012, there were no warrants or options outstanding.

GYSAN HOLDINGS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2012

Expressed in United States Dollars

NOTE 6 – INCOME TAX

(a)

The significant components of the Corporation’s deferred income tax asset are as follows:

	2012	2011
Property and equipment	$414	$114
Non-capital losses	$40,664	$13,579
Valuation allowance	$(41,078)	$(13,693)
	-	-

(b)

The rate reconciliation is as follows:

	2012	2011
Net loss	$(88,353)	$(42,121)
Expected recovery at statutory rate 34% (2011 – 34%)	$(30,040)	$(14,321)
Non deductible expenses	$426	$1,023
Differential between Canadian and US tax rates	$2,229	$3,159
Change in deferred tax benefits not recognized	$27,385	$10,139
	-	-

The Corporation has $120,100 of loss carry forwards in the United States that begin to expire in 2031. The Corporation has $6,100 of loss carry forwards in Canada that begin to expire in 2032. No tax benefits have been recognized in these consolidated financial statements as the criteria for recognition has not been met.

NOTE 7 – SUBSEQUENT EVENT

On October 24, 2012, the Corporation entered into an exchange agreement (the “Exchange Agreement”) with Dino Energy Investments, Ltd. (“Dino”), a British Virgin Islands company. Under the terms of the Exchange Agreement, the shareholders of Dino would have received 200,000,000 newly-issued shares of Gysan Common Stock in exchange for all of Dino’s outstanding Common Stock. On November 19, 2012, the parties to the transaction amended the Exchange Agreement so that in return for all the outstanding shares of Dino Common Stock, the shareholders of Dino will receive 65,000,000 shares of Gysan Common Stock and 45,000,000 shares of Gysan Class A Preferred Stock. Upon completion of the proposed transaction, Dino will become a wholly-owned subsidiary of Gysan. The obligation to close the transaction under the terms of the Exchange Agreement shall be subject to normal terms and conditions contained in such agreements.

ITEM 9. CHANGES IN AND DISAREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable

ITEM 9A.   CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934, the Company’s principal executive officer and principal financial officer have evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation these officers have concluded that as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were effective and were adequate to insure that the information required to be disclosed by the Company in reports it files or submits under the Exchange Act were recorded, processed, summarized and reported within the time period specified in the Commission’s rules and forms.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Company’s internal control over financial reporting is supported by written policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company’s management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations which may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, management used the framework set forth in the report entitled “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission, or (“COSO”). The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on this evaluation, management concluded that the Company’s internal control over financial reporting were effective as of December 31, 2012.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended October 31, 2012 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Regulatory Statement

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. As a “Smaller Reporting Company” management’s report was not subject to attestation by the Company’s registered public accounting firm.

ITEM 9B.

OTHER INFORMATION.

On October 25, 2012, the Company announced that it has entered into a Definitive Agreement (“Definitive Agreement”) dated October 23, 2012 to acquire Dino Energy Investments Ltd., a company formed and subsisting pursuant to the laws of the British Virgin Islands (“Dino Energy”) (the “Acquisition”).  The Definitive Agreement contemplates that, in exchange for all the outstanding shares of common stock of Dino Energy, Gysan Holdings shall issue to Dino Energy’s shareholders an aggregate of 200,000,000 shares of common stock of Gysan.  Following this transaction, the shareholders of Dino Energy will control the Gysan consolidated group.

On November 19, 2012, the company and Dino Energy amended the Definitive Agreement so that, in return for all the outstanding shares of Dino Energy Common Stock, the shareholders of Dino Energy will receive 65,000,000 shares of Gysan Holdings Common Stock and 45,000,000 shares of Gysan Holdings Class A Preferred Stock.  Upon completion of the proposed transaction, Dino Energy will become a wholly-owned subsidiary of Gysan Holdings. The obligation to close the transaction under the terms of the Definitive Agreement shall be subject to normal terms and conditions contained in such agreements.

Dino Energy is a newly-formed oil and gas company and it has recently entered into an agreement with a First Nation group in Alberta, Canada for the exploration, development and production of hydrocarbon resources on and under the First Nation’s reserve lands (the “Exploration Agreement”). The rights granted to Dino Energy under the Exploration Agreement are subject to regulatory and government approval as well as a number of other conditions precedent. It is expected that Dino Energy will conduct all exploration and production activities through a wholly owned Alberta subsidiary, Dino Energy Investments Alberta Ltd.

The completion of the Acquisition is subject to a number of conditions precedent, including, but not limited to: (i) completion of satisfactory due diligence by each of Gysan and Dino Energy; (ii) the approval of the Acquisition by each of Gysan’s and Dino Energy’s respective board of directors and shareholders, if required; (iii) the absence of any material change or change in a material fact which might reasonably be expected to have a material adverse effect on the financial and operational conditions or the assets of each of the parties to the Definitive Agreement; and (iv) certain other conditions typical in a transaction of this nature.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth certain information regarding the Company's directors and executive officers as of October 31, 2012:

MANAGEMENT

NAME	AGE	POSITION
Grace Weisgerber	54	President/Chief Executive Officer/ Director
Winnie W. L. Fung	26	Secretary/Chief Financial Officer/Treasurer/Director

BIOGRAPHIES

Grace Weisgerber is the President, Chief Executive Officer, and a Director of the Company. She has held these positions since the inception of the Company.  Ms. Weisgerber has also been an associate of Able Auctions, an auction company located in Calgary, Alberta, Canada since July, 2006.  From October, 2009 to the present, Ms. Weisgerber has been employed by Gysan Enterprises, Ltd., a wholly-owned subsidiary of the Company, and at the current time, Ms. Weisgerber serves as President of that company.  In 1976 Ms. Weisgerber attended Red Deer College, located in Alberta, Canada.

Winnie W. L. Fung is the Treasurer, Secretary and a Director of the Company and she has held these positions since the Company’s inception.  From August, 2009 to September, 2010, Ms. Fung served as Administrative and Operational Coordinator for Core Magnetic, Inc., an engineering services company located in Calgary, Alberta, Canada.  In December, 2008, Ms. Fung received a Bachelor of Commerce degree from the University of Calgary, located in Calgary, Alberta, Canada.  Since October, 2010, Ms. Fung has been employed as administrative coordinator by Gysan Enterprises, Ltd.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

As of the date of this annual report, management is not aware of any material legal proceedings which involve this Company.

OTHER SIGNIFICANT EMPLOYEES

No other significant employees exist at the current time.

FAMILY RELATIONSHIPS

No family relationship exists between or among any of our officers and directors.

AUDIT COMMITTEE

The Board of Directors acts as the Audit Committee and the Board has no separate committees. The Company has no qualified financial expert at this time, because it has not been able to hire a qualified candidate. Further, the Company believes that it has inadequate financial resources at this time to hire such an expert. The Company intends to continue to search for a qualified individual for hire.

CODE OF BUSINESS CONDUCT AND ETHICS

On August 10, 2010, we adopted a Code of Business Conduct and Ethics applicable to our officers, including our principal executive officer, principal financial officer, principal accounting officer or controller and any other persons performing similar functions. Our Code of Business Conduct and Ethics was designed to deter wrongdoing and promote honest and ethical conduct, full, fair and accurate disclosure, compliance with laws, prompt internal reporting and accountability to adherence to our Code of Business Conduct and Ethics. A copy of our Code of Business Conduct and Ethics will be posted on our website whenever we set it up. Our Code of Business Conduct and Ethics will be provided free of charge by us to interested parties upon request. Requests should be made in writing and directed to the Company at the following address: Unit 7, 833-1st Avenue N.W., Calgary, AB T2N 0A4.

NOMINATING COMMITTEE

We have not adopted any procedures by which security holders may recommend nominees to our Board of Directors.

DIRECTOR INDEPENDENCE

The Company is not quoted on a national securities exchange, and therefore it is not subject to any director independence requirements. None of the Company’s present directors qualify as an independent director pursuant to Rule 10A-3 promulgated under the Exchange Act, due to their affiliation with the Company as employees or officers.

DIRECTORS

All of our directors hold office until the next annual meeting of the shareholders of the Company, or until their successors have been qualified after being elected or appointed.  Officers serve at the discretion of the board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Exchange Act requires the Company’s directors and officers, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company’s securities with the SEC on Forms 3, 4 and 5. Officers, directors and greater than 10% stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended December 31, 2012, the Company does not believe that any person required to make filings under Section 16(a) during such fiscal year failed to file such reports or filed such reports late.

ITEM 11.

EXECUTIVE COMPENSATION

The following is a summary of the compensation we paid to our President and executive officers for the period from our inception until the year ended October 31, 2012.

ANNUAL COMPENSATION

LONG TERM COMPENSATION

Awards

Payouts

Name	Position	Period Ended	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying/ Option SARS	LTIP Payouts	All Other Compensation

Grace Weisgerber	President	10/31/2011 10/31/2012	0 0	0 0	0 12,055	0 0	0 0	0 0	0 12,055

Winnie W.L. Fung	Secretary	10/31/2011 10/31/2012	0 0	0 0	0 0	0 0	0 0	0 0	0 0

DIRECTOR COMPENSATION

We do not have a formal compensation plan for our directors.

EMPLOYMENT CONTRACTS

We do not have any employment agreements with our employees or officers.

STOCK OPTIONS AND WARRANTS

We have no outstanding stock options or warrants.

OPTION/SAR GRANTS TABLE

There have been no stock options/SARS granted under our stock option plans to executive officers and directors, since we have no such plans in effect.

AGGREGATE OPTION/SAR EXERCISES AND FISCAL YEAR-END OPTION/SAR VALUE TABLE

There have been no exercises of stock options/SAR by executive officers.

LONG-TERM INCENTIVE PLAN AWARDS

There have been no long-term incentive plan awards made by the Company.

REPRICING OPTIONS

We have not repriced any stock options.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of October 31, 2012, by (i) each person who is known by us to own beneficially more than 5% of our outstanding common stock; (ii) each of our officers and directors; and (iii) all of our directors and officers as a group.

Name and Address of Beneficial Owner	Amount of Common Stock Beneficially Owned	Percentage Ownership of Common stock (1)
Grace Weisgerber 3710 Sage Hill Dr., N.W. Calgary, AB Canada T3R 1E7	3,315,000	24.3%
Winnie W. L. Fung Unit 7 833 1st Avenue, N.W. Calgary, AB Canada T2N 0A4	3,185,000	23.3%
Alan Chan 3023 28th Street, S.W. Calgary, AB Canada T3E 2J4	1,190,000	8.74%
All Officers and Directors as a Group (2 persons)	6,500,000	47.7%

(1)

Applicable percentage ownership is based on 13,616,000 shares outstanding as of October 31, 2012. There are no options, warrants, rights, conversion privileges or similar right to acquire the common stock of the Company outstanding as of October 31, 2012.

CHANGES IN CONTROL

We are not aware of any arrangements that may result in a change in control of the Company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Although we have not adopted formal procedures for the review, approval or ratification of transactions with related persons, we adhere to a general policy that such transactions should only be entered into if they are on terms that, on the whole, are no more favorable, or no less favorable, than those available from unaffiliated third parties and their approval is in accordance with applicable law. Such transactions require the approval of our board of directors.

The promoters of the Company are Grace Weisgerber and Winnie W.L. Fung and other than the purchase of their shares of common stock, they have had no other material transactions with the Company.

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES.

MNP, LLP is the Company’s independent registered public accountant.

Audit Fees

The aggregate fees billed by MNP, LLP for professional services rendered for the audits of our annual financial statements in connection with statutory and regulatory filings were $7,500 for the year ended October 31, 2012.

Audit-Related Fees

The aggregate fees billed by MNP, LLP for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements were $5,079 for the year ended October 31, 2012.

Tax Fees

The aggregate fees billed by MNP, LLP for professional services for tax compliance, tax advice and tax planning were $2,800 for the year ended October 31, 2012.

All Other Fees

The aggregate fees billed by MNP, LLP for other products and services were $0.00 for the year ended October 31, 2012.

Pre-approval Policy

We do not currently have a separate audit committee. The services described above were approved by our Board of Directors, which serves as our audit committee.

ITEM 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Index to Exhibits

Exhibit	Description

*3.1	Certificate of Incorporation

*3.2	Amended and Restated Certificate of Incorporation

*3.3	By-laws

*4.0	Stock Certificate

14	Code of Ethics

31.1

Certification of the Company‘s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant‘s Annual Report on Form 10-K for the year ended October 31, 2012.

31.2

Certification of the Company‘s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant‘s Annual Report on Form 10-K for the year ended October 31, 2012.

32.1	Certification of the Company‘s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2	Certification of the Company‘s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	Taxonomy Extension Schema
101.CAL	Taxonomy Extension Calculation Linkbase
101.DEF	Taxonomy Extension Definition Linkbase
101.LAB	Taxonomy Extension Label Linkbase
101.PRE	Taxonomy Extension Presentation Linkbase

______________________________________

*Filed as an exhibit to the Company‘s registration statement on Form S-1, as filed with the Securities and Exchange Commission on March 9, 2012, and incorporated herein by this reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GYSAN HOLDINGS, INC.

Dated: December 20, 2012	By:	/s/ Grace Weisgerber
	Name:	Grace Weisgerber
	Title:	President

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date

/s/ Grace Weisgerber	President/CEO/Director	December 20, 2012

/s/ Winnie W.L. Fung	Secretary/CFO/Treasurer/Director	December 20, 2012