Form 10-Q
period 2013-01-31
GYSAN HOLDINGS, INC.
filed 2013-03-18
CIK 1534263

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2013

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of January 31, 2013: 78,616,000 shares of common stock.

Transitional Small Business Disclosure Format (check one):  Yes [ ] No [X]

GYSAN HOLDINGS, INC.
UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS INDEX

PART I – FINANCIAL INFORMATION:

Item 1.

Financial Statement (Unaudited).............................................................................

3

Consolidated Balance Sheets..................................................................................

4

Consolidated Statements of Operations...................................................................

5

Consolidated Statements of Stockholders’ Equity..................................................

6

Consolidated Statements of Cash Flows.................................................................

7

Notes to the Consolidated Financial Statements....................................................

8-12

Item 2.

Management's Discussion and Analysis of Financial Condition

and Results of Operations.......................................................................................

13

Item 3.

Quantitative and Qualitative Disclosure About Market Risks.................................

15

Item 4T

Controls and Procedures .........................................................................................

15

PART II – OTHER INFORMATION:

Item 1.

Legal Proceedings...................................................................................................

16

Item 1A.

Risk Factors ...........................................................................................................

16

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds ...............................

16

Item 3.

Defaults Upon Senior Securities ............................................................................

16

Item 5.

Other Information ..................................................................................................

16

Item 6.

Exhibits ..................................................................................................................

16

Signatures ................................................................................................................................

17

Gysan Holding Inc.

January 31, 2013

Consolidated Financial Statements

(Unaudited)

Gysan Holdings Inc.
CONSOLIDATED BALANCE SHEETS
	January 31, 2013	October 31, 2012
	(unaudited)	(audited)

ASSETS
Current
Cash and cash equivalents	$ 10,376	$ 1,986
Prepaid expenses	-	12,127
Sales tax receivable	1,180	-
	11,556	14,113

Long term deposits (Note 7)	226,465	-
Property and equipment (Note 4)	1,274	-

Total Assets	$ 239,295	$ 14,113

LIABILITIES
Current
Accounts payable	$ 92,929	$ 24,108
Due to shareholder (Note 5)	262,284	44,719

Total Liabilities	355,213	68,827

STOCKHOLDERS' DEFICIT
Capital Stock
Authorized
100,000,000 common shares, voting, par value $.0001 each
90,000,000 preferred shares, par value $.0001 each
Issued
78,616,000 and 13,616,000 common shares, respectively (Note 6)	6,500	2,000
45,000,000 preferred shares (Note 6)	4,500	-
Additional paid in capital	724	-
Accumulated deficit	(128,098)	(56,939)
Accumulated other comprehensive income	456	225

Total Stockholders' Deficit	(115,918)	(54,714)

Total Liabilities and Stockholders' Deficit	$ 239,295	$ 14,113

Approved by the Board of Directors

The accompanying notes are an integral part of these consolidated financial statements

Gysan Holdings Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

Three months ended January 31, 2013
(Note 1 and 3)

Expenses
Professional fees	$ 29,967
Consulting fees	19,286
General and administration	1,439
Rent and office	288

Net loss for the period	(50,980)

Other comprehensive income
Foreign currency adjustment	231

Comprehensive loss	$ (50,749)

Basic and diluted income loss per share	$ (0.00)

Weighted average number of shares outstanding	19,268,174

The accompanying notes are an integral part of these consolidated financial statements

Gysan Holdings Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Capital Stock		Preferred Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income	Deficit	Total
	Shares	Amount	Shares	Amount
Balance, April 12, 2012 (Note 1 and 3)	7,150,000	$ 2,000	-	$ -	$ -	$ -	$ -	$ 2,000

Net loss for the period ended October 31, 2012	-	-	-	-	-	-	(56,939)	(56,939)

Other comprehensive loss for the period ended October 31, 2012	-	-	-	-	-	225	-	225

Balance, October 31, 2012	13,616,000	2,000	-	-	-	225	(56,939)	(54,714)

Reorganization for reverse merger (Note 1)	65,000,000	4,500	45,000,000	4,500	724	-	(20,179)	(10,455)

Net loss for the period ended January 31, 2013	-	-	-	-	-	-	(50,980)	(50,980)

Other comprehensive income for the period ended January 31, 2013	-	-	-	-	-	231	-	231

Balance, January 31, 2013	78,616,000	$ 6,500	45,000,000	$ 4,500	724	$ 456	$ (128,098)	$ (115,918)

The accompanying notes are an integral part of these consolidated financial statements

Gysan Holdings Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Three months ended January 31, 2013
(Note 1 and 3)

Operating activities
Net loss for the period	$ (50,980)
Changes in non-cash working capital:
Prepaid expenses and deposits	(213,413)
Accounts payable	60,375
Sales tax receivable	(1,180)
Due to shareholder	197,136
Net cash used in operating activities	(8,062)

Financing activities
Cash acquired in reverse merger (Note 3)	16,221
Net cash provided by financing activities	16,221

Net cash increase for the period	8,159
Foreign exchange translation	231
8,390

Cash and cash equivalents, beginning of the period	1,986

Cash and cash equivalents, end of the period	$ 10,376

The accompanying notes are an integral part of these consolidated financial statements

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

On January 23, 2013, Gysan Holdings, Inc. acquired all the outstanding shares of Dino Energy Investments, Ltd. (“Dino”), a British Virgin Island Company incorporated on April 12, 2012, from Dino’s current shareholders in exchange for 65,000,000 common shares and 45,000,000 preferred shares of Gysan.  As a result of the transaction, Dino has become a wholly-owned subsidiary of Gysan (Note 3).  Dino is a newly-formed oil and gas company and it has recently entered into an agreement with First Nation Group in Alberta, Canada (“First Nation”) for the exploration, development and production of hydrocarbon resources on and under the First Nation’s reserve lands (the “Exploration Agreement”).  The rights granted to Dino under the Exploration Agreement are subject to regulatory and governmental approval as well as a number of other conditions precedents (Note 7).  It is expected that Dino, as a subsidiary of Gysan, will conduct all exploration and production activities through a wholly-owned subsidiary incorporated under the laws of Alberta, Canada.

Although the Corporation was the legal acquirer, the transaction was accounted for as a recapitalization of Dino in the form of a reverse merger, whereby Dino becomes the accounting acquirer and was deemed to have retroactively adopted the capital structure of the Corporation. Accordingly, the accompanying consolidated financial statements reflect the historical consolidated financial statements of Dino for all periods presented, and do not include the historical financial statements of the Corporation. All costs associated with the reverse merger transaction were expensed as incurred.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist in understanding the financial statements. The financial statements and notes are the representations of the Corporation’s management, who is responsible for their integrity and objectivity.  These consolidated financial statements have been prepared in accordance with the instructions to form 10-Q, and therefore, do not included all the information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.  These consolidated financial statements should be read in conjunction with the annual consolidated financial statement and footnotes thereto included in the Company’s filed form 10-K.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D.)

Basis of Presentation

The Corporation’s financial statements included herein are prepared under the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. These consolidated financial statements include the Corporation’s wholly owned subsidiaries, Gysan Enterprises Ltd., Dino Energy Investment, Ltd. and 100 percent of its asset, liabilities and net income or loss. All inter-company accounts and transactions have been eliminated.

While the information presented in the accompanying interim three months consolidated financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operation and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. Operating results for the period ended January 31, 2013 are not necessarily indicative of the results that can be expected for the year ended October 31, 2013.

Cash and Cash Equivalents

For purposes of the Statement of Cash Flows, management considers liquid investments with an original maturity of three months or less to be cash equivalents. As at January 31, 2013, all cash amounts deposited in accounts were federally insured.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D.)

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

Financial Instruments

Fair Value

The guidance for fair value measurements establishes the authoritative definition of fair value, sets out a framework for measuring fair value and outlines the required disclosures regarding fair value measurements. Fair value is the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. The Company uses a three-tier fair value hierarchy based upon observable and non-observable inputs as follows:

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

Assets and Liabilities that are measured at Fair Value on a Recurring Basis

The fair value hierarchy requires the use of observable market data when available. In instances in which the inputs used to measure fair value fall into different levels of thefair value hierarchy, the fair value measurement has been determined based on the lowest level input that is significant to the fair value measurement in its entirety.

The Company’s assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability.

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

Currency risks

The Corporation incurs expenditures in Canadian dollars. Consequently, some assets and liabilities are exposed to Canadian dollar foreign currency fluctuations. As at January 31, 2013, cash, accounts receivable, advances from related parties and accounts payable and accrued charges were all denominated in Canadian dollars.

Equipment

Equipment is recorded at cost. Amortization is calculated at the following annual rates:

Automobile – 30% over 48 months.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D.)

Impairment of Long-Lived Assets

Impairment losses on long-lived assets are recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses are then measured by comparing the fair value of assets to their carrying amounts. No impairments of these types of assets were recognized during the period ended January 31, 2013.

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

Foreign currency translation

The functional currency of the Corporation is Canadian dollars (“C$”). The Corporation maintains its financial statements in American currency. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet dates. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchanges rates prevailing at the dates of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the determination of net income for the respective periods.

Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-11 Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (ASU 2011-11).  ASU 2011-11 requires that an entity disclosure information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position.  ASU 2011-11 is effective for annual and interim periods beginning on or after January 1, 2013.  The Company is currently evaluating the provisions of ASU 2011-11 and assessing the impact, if any, it may have on the disclosures in the financial statements.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D.)

Recently Adopted Accounting Standards

In July 2012, the FASB issued ASC 350-30 (formerly the Accounting Standards Update (“ASU”) 2012-02, “Intangibles – Goodwill and Other”).  The amendments permit an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the qualitative impairment testing in accordance with Subtopic 350-30, Intangibles – Goodwill and Other – General Intangibles Other than Goodwill. The more likely than not threshold is defined as having a likelihood of more than 50 percent.  ASU 2012-02 is effective for annual and interim impairment testes performed for fiscal years beginning on or after September 15, 2012.  Early adoption is permitted.  The adoption of this accounting standard has not had significant effect on the financial statement presentation.

NOTE 3 – BUSINESS ACQUISITION

On November 16, 2012, Gysan entered into a share exchange agreement whereby Gysan would acquire all of the issued and outstanding shares of Dino Energy Investments, Ltd. (“Dino”).  The agreement was completed on January 23, 2012 where Gysan acquired all issued and outstanding shares of Dino in exchange for 65,000,000 common shares and 45,000,000 preferred shares of Gysan (Note 1).

The acquisition constitutes a reverse merger and is accounted for in accordance with Accounting Standards Codification 805 – Business Combinations, as the former shareholders of Dino now control 94% of the outstanding and issued voting shares of Gysan and therefore, Dino is deemed to be the acquirer for accounting purposes.  Under these accounting principles, the post-merger financial statements represent the historical assets and liabilities of Dino and the legal equity structure of Gysan.

The allocation of purchase consideration for net assets of $9,895 at January 23, 2013 is as follows:

Cash	$ 16,221
Accounts receivable	925
Property and equipment	1,820
Accounts payable and accrued liabilities	(8,446)
Due to related parties	(20,415)
Net liabilities acquired	$ (9,895)

NOTE 4 – EQUIPMENT

January 31, 2013
Accumulated
	Cost	Depreciation	Net
Automobile	$ 7,281	$ (6,007)	$ 1,274

NOTE 5 – DUE TO SHAREHOLDER

As at January 31, 2013, the Company was obligated to a shareholder for funds advanced to the Company for working capital. The advances are unsecured and no interest rate or payback schedule has been established.

NOTE 6 – CAPITAL STOCK

As of October 31, 2012, the Corporation had 13,616,000 common shares outstanding.

On January 23, 2013, Gysan Holdings, Inc. acquired all the outstanding shares of Dino Energy investments, Ltd. (“Dino”), a British Virgin Island Company, from Dino’s shareholders in exchange for 65,000,000 common shares and 45,000,000 preferred shares of Gysan (Note 1 and Note 3).  As a result of the reverse acquisition, there are 78,616,000 common shares and 45,000,000 preferred shares outstanding as of January 31, 2013.

As at January 31, 2013, there were no warrants or options outstanding.

NOTE 7 – FIRST NATION AGREEMENT

On July 20, 2012, Dino entered into an exploration right acquisition agreement (the “Exploration Agreement”) with a First Nation group in Alberta, Canada (the “First Nation”) for the exploration, development and production of hydrocarbon resources on and under the First Nation’s reserve lands.  The Exploration Agreement includes a number of conditions precedents including a deposit of $50,000 required for the negotiation, preparation and execution of the Agreement and any additional agreements.  This amount is included in long term deposits at January 31, 2013.

As part of the Exploration Agreement, Dino was required to provide an initial deposit of $10,000,000 to be held in escrow until the earlier of issuance of the lease under the Exploration Agreement or the termination of the Agreement.  This amount was revised to $2,000,000 in an amendment to the Exploration Agreement dated October 24, 2012.  At January 31, 2013, the Company has made a deposit of $150,000 and equipment toward this amount.  These are included in long term deposits at January 31, 2013.

As part of the Exploration Agreement, the Company is also required to contribute up to $25,000,000 to the construction of infrastructure, housing and the community multiplex within five years of issuance of the lease under the Exploration Agreement.  No expenditures for construction have been made to date.

NOTE 8 – SUBSEQUENT EVENTS

On February 14, 2013, the Board of Directors and shareholders of the Company determined it was in the best interest of the Company to change the name to clearly reflect the operations of the business.  The name “Dino Energy Corporation” was approved by the Board of Directors and Shareholders.

GYSAN HOLDINGS INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

FOR THE THREE-MONTH PERIOD ENDED JANUARY 31, 2013

On February 14, 2013, the Board of Directors and shareholders approved the authorization of 800,000,000 additional common shares and 200,000,000 additional preferred shares with a par value of $0.0001.

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

On January 23, 2013, Gysan Holdings, Inc. acquired all the outstanding shares of Dino Energy Investments, Ltd. (“Dino”), a British Virgin Island Company incorporated on April 12, 2012, from Dino’s current shareholders in exchange for 65,000,000 common shares and 45,000,000 preferred shares of Gysan.  As a result of the transaction, Dino has become a wholly-owned subsidiary of Gysan (Note 3).  Dino is a newly-formed oil and gas company and it has recently entered into an agreement with First Nation Group in Alberta, Canada (“First Nation”) for the exploration, development and production of hydrocarbon resources on and under the First Nation’s reserve lands (the “Exploration Agreement”).  The rights granted to Dino under the Exploration Agreement are subject to regulatory and governmental approval as well as a number of other conditions precedents (Note 7).  It is expected that Dino, as a subsidiary of Gysan, will conduct all exploration and production activities through a wholly-owned subsidiary incorporated under the laws of Alberta, Canada.

RESULT OF OPERATIONS

Assets

Total assets increased from $14,113 at October 31, 2012 to $239,295 at January 31, 2013. Total assets consist of current assets and non-current assets. At January 31, 2013, total current assets, comprised of all cash, cash equivalents, and sales tax receivable were $11,556 compared to $14,113 at October 31, 2012. The decrease was primarily due to the decrease in prepaid expenses and increase in sales tax receivable incurred in the three months ended January 31, 2013. At January 31, 2013, total non-current assets, comprised of long term deposits and a motor vehicle, were $227,739, compared to $0 at October 31, 2012.

Liabilities

Total liabilities increased from $68,827 at October 31, 2012 to $355,213 at January 31, 2013. Total liabilities consist of current liabilities. The increase in current liabilities is primarily a result of  shareholder advances to the Company for use as working capital.

Three Months Ended January 31, 2013

Revenue

The company had no sales revenue for the three months ended January 31, 2013.

Operating Expenses

Operating expenses for the three months ended January 31, 2013 were $50,980, comprising of $29,967 in professional fees, $19,286 in consulting fees, $1,439 in general and administration expenses, and $288 in rent and office expenses.

Earnings after Taxes

The Company incurred a net loss of $50,980 for the three months ended January 31, 2013.

Cash Flow from Operations

The Company had a negative cash flow of $8,062 from its operations for the three months ended January 31, 2013. During the quarter, the Company has not completed any financing.

LIQUIDITY AND CAPITAL RESOURCES

As of January 31, 2013, the Company had a negative working capital of $343,657.

FINANCIAL CONDITION

The Company currently anticipates that its available cash resources will not be sufficient to meet its anticipated working capital for at least the next 12 months. Additional capital may be needed to fund our operations and expansion.

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

SUBSEQUENT EVENTS

On March 13, 2013, the Company filed a definitive information statement, Schedule 14C, as a part of its annual meeting. The information statement indicates that the Company has received written consents in lieu of a meeting from stockholders representing a majority of our outstanding shares of voting stock approving the following actions:

1)

Approval of an amendment to our Articles of Incorporation to change our name to Dino Energy Corporation

2)

Approval of an amendment of our Articles of Incorporation to increase the number of our authorized common shares and preferred shares.

3)

Approval of the election of Directors, namely Eric D. Lawson, Vanleo Y. W. Fung, Solomon Auyeung and Trent Sittler, with Eric D. Lawson to be the President and CEO and Vanleo Y. W. Fung to be the CFO, Treasurer and Secretary.

4)

To approve the ratification of MNP LLP as our outside auditors.

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

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

There were no sales of unregistered securities during the three (3) month period ending January 31, 2013.  However, see discussion under the heading of “Overview” above.

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

Dated:  March 18, 2013

GYSAN HOLDINGS, INC.

By:  /s/ Eric David Lawson

Name:  Eric David Lawson

Title: President

17