Form 10-Q
period 2013-04-30
DINO ENERGY Corp
filed 2013-06-13
CIK 1534263

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2013

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

Commission File No. 333-178199

DINO ENERGY CORPORATION

(formerly known as GYSAN HOLDINGS, INC.)
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

None

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of April 30, 2013: 78,616,000 shares of common stock.

Transitional Small Business Disclosure Format (check one):  Yes [ ] No [X]

1

DINO ENERGY CORPORATION

(formerly known as GYSAN HOLDINGS, INC.)
UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS INDEX

PART I – FINANCIAL INFORMATION:

Item 1.

Consolidated Financial Statements (unaudited).........................................................

3

Condensed Consolidated Balance Sheets................................................................

3

Condensed Consolidated Statements of Operations (unaudited)...............................

4

Condensed Consolidated Statements of Stockholders’ Equity (unaudited)................

5

Condensed Consolidated Statements of Cash Flows (unaudited)..............................

6

Notes to the Consolidated Financial Statements (unaudited) ....................................     7-12

Item 2.

Management's Discussion and Analysis of Financial Condition

and Results of Operations.........................................................................................

13

Item 3.

Quantitative and Qualitative Disclosure About Market Risks.....................................

15

Item 4T

Controls and Procedures .........................................................................................

15

PART II – OTHER INFORMATION:

Item 1.

Legal Proceedings.....................................................................................................

16

Item 1A.

Risk Factors ..............................................................................................................

16

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds .....................................

16

Item 3.

Defaults Upon Senior Securities ................................................................................

16

Item 5.

Other Information .......................................................................................................

16

Item 6.

Exhibits .......................................................................................................................

16

Signatures ...................................................................................................................................

17

2

Dino Energy Corporation

(formerly Gysan Holdings Inc.)

Condensed Consolidated Balance Sheets

	April 30, 2013 (unaudited)	October 31, 2012 (audited)
ASSETS
Current
Cash and cash equivalents	$3,124	$1,986
Prepaid expenses	-	12,127
Sales tax receivable	1,195	-
	4,319	14,113
Long term deposits (Note 7)	165,104	-
Property and equipment (Note 4)	722	-
Total Assets	$170,145	$14,113
LIABILITIES
Current
Accounts payable	$86,984	$24,108
Due to shareholder (Note 5)	278,206	44,719
Total Liabilities	365,190	68,827
STOCKHOLDERS' EQUITY
Capital Stock
Authorized
100,000,000 common shares, voting, par value $.0001 each
90,000,000 preferred shares, par value $.0001 each
Issued
78,616,000 and 13,616,000 common shares, respectively	6,500	2,000
45,000,000 preferred shares	4,500	-
Additional paid in capital	724	-
Accumulated deficit	(207,659)	(56,939)
Accumulated other comprehensive loss	890	225
Total Stockholders' Equity	(195,045)	(54,714)
Total Liabilities and Stockholders' Equity	$170,145	$14,113

The accompanying notes are an integral part of these condensed consolidated financial statements

Dino Energy Corporation

(formerly Gysan Holdings Inc.)

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended April 30, 2013	Six months ended April 30, 2013
Expenses
Professional fees	$60,561	$90,528
Consulting fees	3,418	22,704
General & administration	14,879	16,606
Depreciation	543	543
	79,401	130,381
Loss from operations	(79,401)	(130,381)
Other income	(160)	(160)
Net loss for the period	(79,561)	(130,541)
Other comprehensive income
Foreign currency adjustment	434	665
Comprehensive loss	$(79,127)	$(129,876)
Basic and diluted loss per share	$(0.001)	$(0.002)
Weighted average number of shares outstanding	78,616,000	66,157,667

The accompanying notes are an integral part of these condensed consolidated financial statements

Dino Energy Corporation

(formerly Gysan Holdings Inc.)

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

	Capital Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)		Retained Earnings (Deficit)	Total
Balance, April 12, 2012	13,616,000	$2,000	-	$-	$-	$-	$		$2,000
Net loss for the period ended October 31, 2012	-	-	-	-	-	-		(56,939)	(56,939)
Other comprehensive loss for the period ended October 31, 2012	-	-	-	-	-	225		-	225
Balance, October 31, 2012	13,616,000	2,000	-	-	-	225		(56,939)	(54,714)
Reorganization for reverse merger (Note 1)	65,000,000	4,500	45,000,000	4,500	724	-		(20,179)	(10,455)
Net loss for the period ended April 30, 2013	-	-	-	-	-	-		(130,541)	(130,541)
Other comprehensive income for the period ended April 30, 2013	-	-	-	-	-	665		-	665
Balance, April 30, 2013	78,616,000	$6,500	45,000,000	$4,500	$724	$890		$(207,659)	$(195,045)

The accompanying notes are an integral part of these condensed consolidated financial statements

Dino Energy Corporation

(formerly Gysan Holdings Inc.)

Condensed Consolidated Statements of Cash Flows

(unaudited)

Six months ended April 30 2013
Operating activities
Net loss for the period	$(130,541)
Item not requiring an outlay of cash:
Depreciation	543
Changes in non-cash working capital:
Prepaid expenses and deposits	12,127
Accounts payable	54,430
Sales tax receivable	(270)
Due to (from) shareholder	213,072
Net cash provided by (used in) operating activities	149,361
Investing activities
Payment of long-term deposits	(165,104)
Net cash used in investing activities	(165,104)
Financing activities
Cash acquired from reverse merger	16,221
Net cash provided by financing activities	16,221
Net cash decrease for the period	478
Foreign exchange translation	660
Cash and cash equivalents, beginning of the period	1,986
Cash and cash equivalents, end of the period	$3,124

The accompanying notes are an integral part of these condensed consolidated financial statements

Dino Energy Corporation

(formerly Gysan Holdings Inc.)

Notes to the Condensed Consolidated Financial Statements

April 30, 2013

(unaudited)

NOTE 1 – NATURE AND CONTINUANCE OF OPERATION

Dino Energy Corporation, formerly Gysan Holdings Inc., (the “Corporation”) was incorporated in the state of Nevada, United States on March 11, 2011. On June 10, 2011, the Corporation acquired Gysan Enterprises Ltd. of Calgary, Alberta, Canada as its wholly owned subsidiary. Gysan Enterprises Ltd. (“Gysan Alberta”) was incorporated on November 4, 2009 with its head office located in Calgary, Alberta, Canada. Gysan Alberta provides supporting services to an auction company to establish a new flooring division and focuses on selling and marketing various types of floor coverings, namely, hardwood, engineered, and laminates to the local market. Corporation clients include homeowners, business owners, and custom builders from Calgary and the surrounding areas.

On January 23, 2013, the Corporation acquired all the outstanding shares of Dino Energy Investments, Ltd. (“Dino”), a British Virgin Island Company incorporated on April 12, 2012, from Dino’s current shareholders in exchange for 65,000,000 common shares and 45,000,000 preferred shares of the Corporation.  As a result of the transaction, Dino has become a wholly-owned subsidiary of the Corporation (Note 3).  Dino is a newly-formed oil and gas company and it has recently entered into an agreement with First Nation Group in Alberta, Canada (“First Nation”) for the exploration, development and production of hydrocarbon resources on and under the First Nation’s reserve lands (the “Exploration Agreement”).  The rights granted to Dino under the Exploration Agreement are subject to regulatory and governmental approval as well as a number of other conditions precedents (Note 7).  It is expected that Dino, as a subsidiary of the Corporation, will conduct all exploration and production activities through a wholly-owned subsidiary incorporated under the laws of Alberta, Canada.  As operations for Dino commenced in June 2012, there are no figures as at April 30, 2012 to present.

Although the Corporation was the legal acquirer, the transaction was accounted for as a recapitalization of Dino in the form of a reverse merger, whereby Dino becomes the accounting acquirer and was deemed to have retroactively adopted the capital structure of the Corporation. Accordingly, the accompanying condensed consolidated financial statements reflect the historical consolidated financial statements of Dino for all periods presented, and do not include the historical financial statements of the Corporation. All costs associated with the reverse merger transaction were expensed as incurred.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist in understanding the condensed consolidated financial statements. The condensed consolidated financial statements and notes are the representations of the Corporation’s management, who is responsible for their integrity and objectivity.  These condensed consolidated financial statements have been prepared in accordance with the instructions to form 10-Q, and therefore, do not included all the information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.  These condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statement and footnotes thereto included in the Company’s filed form 10-K.

Dino Energy Corporation

(formerly Gysan Holdings Inc.)

Notes to the Condensed Consolidated Financial Statements

April 30, 2013

(unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basis of Presentation

The Corporation’s condensed consolidated financial statements included herein are prepared under the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. These condensed consolidated financial statements include the Corporation’s wholly owned subsidiaries, Gysan Enterprises Ltd., Dino Energy Investment, Ltd. and 100 percent of its asset, liabilities and net income or loss. All inter-company accounts and transactions have been eliminated.

While the information presented in the accompanying interim condensed consolidated financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operation and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. Operating results for the period ended April 30, 2013 are not necessarily indicative of the results that can be expected for the year ended October 31, 2013.

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

Cash is measured using level 1 inputs.

Dino Energy Corporation

(formerly Gysan Holdings Inc.)

Notes to the Condensed Consolidated Financial Statements

April 30, 2013

(unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D.)

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

Dino Energy Corporation

(formerly Gysan Holdings Inc.)

Notes to the Condensed Consolidated Financial Statements

April 30, 2013

(unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D.)

The Corporation has adopted FASB ASC 825, Financial Instruments, which allows companies to choose to measure eligible financial instruments and certain other items at fair value that are not required to be measured at fair value. The Corporation has not elected the fair value option for any eligible financial instruments.

Currency risks

The Corporation incurs expenditures in Canadian dollars. Consequently, some assets and liabilities are exposed to Canadian dollar foreign currency fluctuations. As at April 30, 2013, cash, accounts receivable, advances from related parties and accounts payable and accrued charges were all denominated in Canadian dollars.

Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-11 Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (ASU 2011-11).  ASU 2011-11 requires that an entity disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position.  ASU 2011-11 is effective for annual and interim periods beginning on or after January 1, 2013.  The adoption of this standard did not have a material impact on these financial statements.

Dino Energy Corporation

(formerly Gysan Holdings Inc.)

Notes to the Condensed Consolidated Financial Statements

April 30, 2013

(unaudited)

NOTE 3 – BUSINESS ACQUISITION

On November 16, 2012, the Corporation entered into a share exchange agreement whereby The Corporation would acquire all of the issued and outstanding shares of Dino Energy Investments, Ltd. (“Dino”).  The agreement was completed on January 23, 2013 where the Corporation acquired all issued and outstanding shares of Dino in exchange for 65,000,000 common shares and 45,000,000 preferred shares of The Corporation (Note 1).

The acquisition constitutes a reverse merger and is accounted for in accordance with Accounting Standards Codification 805 – Business Combinations, as the former shareholders of Dino now control 94% of the outstanding and issued voting shares of the Corporation and therefore, Dino is deemed to be the acquirer for accounting purposes.  Under these accounting principles, the post-merger financial statements represent the historical assets and liabilities of Dino and the legal equity structure of the Corporation.

The allocation of purchase consideration for net assets of $9,895 at January 23, 2013 is as follows:

Cash	$16,221
Accounts receivable	925
Property and equipment	1,820
Accounts payable and accrued liabilities	(8,446)
Due to related parties	(20,415)
Net liabilities acquired	$(9,895)

NOTE 4 – EQUIPMENT

April 30, 2013
Accumulated
	Cost	Depreciation	Net
Automobile	$ 7,223	$ (6,501)	$ 722

NOTE 5 – DUE TO SHAREHOLDER

As at April 30, 2013, the Company was obligated to a shareholder for funds advanced to the Company for working capital. The advances are unsecured and no interest rate or payback schedule has been established.

NOTE 6 – CAPITAL STOCK

As at April 30, 2013, there were no warrants or options outstanding.

Dino Energy Corporation

(formerly Gysan Holdings Inc.)

Notes to the Condensed Consolidated Financial Statements

April 30, 2013

(unaudited)

NOTE 7 – FIRST NATION AGREEMENT

On July 20, 2012, Dino entered into an exploration right acquisition agreement (the “Exploration Agreement”) with a First Nation group in Alberta, Canada (the “First Nation”) for the exploration, development and production of hydrocarbon resources on and under the First Nation’s reserve lands.  The Exploration Agreement includes a number of conditions precedents including a deposit of $50,000 (CAD) required for the negotiation, preparation and execution of the Agreement and any additional agreements.  This amount is included in long term deposits at April 30, 2013.

As part of the Exploration Agreement, Dino was required to provide an initial deposit of $10,000,000(CAD) to be held in escrow until the earlier of issuance of the lease under the Exploration Agreement or the termination of the Agreement.  This amount was revised to $2,000,000(CAD) in an amendment to the Exploration Agreement dated October 24, 2012.  At April 30, 2013, the Company has made a deposit of $150,000 (CAD) and equipment toward this amount.  These are included in long term deposits at April 30, 2013.

As part of the Exploration Agreement, the Company is also required to contribute up to $25,000,000 (CAD) to the construction of infrastructure, housing and the community multiplex within five years of issuance of the lease under the Exploration Agreement.  No expenditures for construction have been made to date.

Dino Energy Corporation

(formerly known as GYSAN HOLDINGS INC.)

MANAGEMENT’S DISCUSSION AND ANALYSIS

FOR THE THREE-MONTH PERIOD ENDED APRIL 30, 2013

The following discussion should be read in conjunction with the unaudited financial statements of the Company and the consolidated financial statements of Gysan Enterprises Ltd. and Dino Energy Investments, Ltd., its wholly-owned subsidiaries and the related notes that appear elsewhere in this quarterly reports. The financial statements of the Company  are stated in U.S. dollars and are prepared in accordance with United States generally accepted accounting principles.

FORWARD LOOKING STATEMENTS

The following discussion contains forward-looking statements that reflect the Company’s plans, estimates and beliefs. The actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this Quarterly Report on Form 10-Q.

OVERVIEW

The Company was incorporated under the name Gysan Holdings Inc. (“Gysan” or the “Corporation”) in the State of Nevada, United States on March 11, 2011. On June 10, 2011, Gysan acquired Gysan Enterprises Ltd. of Calgary, Alberta, Canada as its wholly owned subsidiary. Gysan Enterprises Ltd. (“Gysan Alberta”) was incorporated on November 4, 2009 with its head office located in Calgary, Alberta, Canada. Gysan Alberta provides supporting services to an auction company to establish a new flooring division and focuses on selling and marketing various types of floor coverings, namely, hardwood, engineered, and laminates to the local market. Corporation clients include homeowners, business owners, and custom builders from Calgary and the surrounding areas.

On January 23, 2013, Gysan Holdings, Inc. acquired all the outstanding shares of Dino Energy Investments, Ltd. (“DEI”), a British Virgin Island Company incorporated on April 12, 2012, from DEI’s current shareholders in exchange for 65,000,000 common shares and 45,000,000 preferred shares of Gysan.  As a result of the transaction, DEI has become a wholly-owned subsidiary of Gysan (Note 3).  DEI is a newly-formed oil and gas company and it has recently entered into an agreement with First Nation Group in Alberta, Canada (“First Nation”) for the exploration, development and production of hydrocarbon resources on and under the First Nation’s reserve lands (the “Exploration Agreement”).  The rights granted to DEI under the Exploration Agreement are subject to regulatory and governmental approval as well as a number of other conditions precedents (Please see Note 7 to the financial statements).  It is expected that DEI, as a subsidiary of the Company, will conduct all oil exploration and production activities through a wholly-owned subsidiary incorporated under the laws of Alberta, Canada.

On March 13, 2013, the shareholders of the Company approved Articles of Amendment that changed the Company’s name to Dino Energy Corporation (“Dino”).  Subsequently, the Articles of Amendment have been filed with the Secretary of State of Nevada and the name of the Company has been changed to Dino Energy Corporation.

RESULT OF OPERATIONS

Assets

Total assets increased from $14,113 at October 31, 2012 to $170,145 at April 30, 2013. Total assets consist of current assets and non-current assets. At April 30, 2013, total current assets, comprising of all cash, cash equivalents, and sales tax receivable were $4,319 compared to $14,113 at October 31, 2012. The decrease was primarily due to the decrease in prepaid expenses. At April 30, 2013, total non-current assets, comprising of long term deposits and a motor vehicle, were $165,826, compared to $0 at October 31, 2012.

Liabilities

Total liabilities increased from $68,827 at October 31, 2012 to $365,190 at April 30, 2013. Total liabilities consist of current liabilities. The increase in current liabilities is primarily a result of a shareholder fund advanced to the company for use as working capital.

Three Months Ended April 30, 2013

Revenue

The company had no sales revenue for the three months ended April 30, 2013.

Operating Expenses

Operating expenses for the three months ended April 30, 2013 were $79,401, comprised of $60,561 in professional fees, $3,418 in consulting fees, $14,879 in general and administration expenses, and $543 in depreciation expenses.

Earnings after Taxes

The Company incurred a net loss of $79,561 for the three months ended April 30, 2013.

Cash Flow from Operations

The Company generated a cash flow of $149,361 from its operations for the three months ended April 30, 2013. During the quarter, the Company has not completed any financing.

LIQUIDITY AND CAPITAL RESOURCES

As of April 30, 2013, the Company had a negative working capital of $360,871.

FINANCIAL CONDITION

The Company currently anticipates that its available cash resources will not be sufficient to meet its anticipated working capital for at least the next 12 months. The Company may need to raise additional capital to fund our operations.

If additional funds are raised through further issuances of equity or convertible debt securities, the percentage ownership of current stockholders will be reduced and holders of those new securities may have rights, preferences and privileges senior to those of current shareholders.

In addition, the Company may not be able to obtain additional financing on favorable terms, if at all. If adequate funds are not available or are not available to the Company on favorable terms, the business, results of operations and financial condition of the Company could be adversely affected.

SUBSEQUENT EVENTS

In May, 2013, the Company submitted an application to FINRA to have its trading symbol changed  to “DINO”.   At this time, FINRA has not acted on this application.

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

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

There were no sales of unregistered securities during the three (3) month period ending April 30, 2013.  However, see discussion under the heading of “Overview” above.

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

16

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  June 13, 2013

GYSAN HOLDINGS, INC.

By:  /s/ Eric David Lawson

Name:  Eric David Lawson

Title: President

17