Form 10-Q
period 2013-07-31
DINO ENERGY Corp
filed 2013-09-18
CIK 1534263

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2013

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of July 31, 2013: 78,616,000 shares of common stock.

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

3

Consolidated Statements of Operations...................................................................

4

Consolidated Statements of Stockholders’ Deficiency............................................

5

Consolidated Statements of Cash Flows.................................................................

Notes to the Consolidated Financial Statements...................................................

7-9

Item 2.

Management's Discussion and Analysis ................................................................

10

Item 3.

Quantitative and Qualitative Disclosure About Market Risks.................................

13

Item 4T

Controls and Procedures .........................................................................................

13

PART II – OTHER INFORMATION:

Item 1.

Legal Proceedings...................................................................................................

13

Item 1A.

Risk Factors ...........................................................................................................

13

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds ...............................

13

Item 3.

Defaults Upon Senior Securities ............................................................................

14

Item 5.

Other Information ..................................................................................................

14

Item 6.

Exhibits ..................................................................................................................

14

Item 7.

Signatures ..................................................................................................................

15

2

Dino Energy Corporation

(formerly known as Gysan Holdings, Inc.)

July 31, 2013

Consolidated Financial Statements

(Unaudited)

The accompanying notes are an integral part of these interim consolidated financial statements

3

The accompanying notes are an integral part of these interim consolidated financial statements

4

The accompanying notes are an integral part of these interim consolidated financial statements

The accompanying notes are an integral part of these interim consolidated financial statements

NOTE 1 – NATURE AND CONTINUANCE OF OPERATION

Dino Energy Corporation, formerly Gysan Holdings, Inc., (the “Corporation”) was incorporated in the State of Nevada, United States on March 11, 2011. On June 10, 2011, the Corporation acquired Gysan Enterprises, Ltd. of Calgary, Alberta, Canada as its wholly owned subsidiary. Gysan Enterprises, Ltd. (“Gysan Alberta”) was incorporated on November 4, 2009 with its head office located in Calgary, Alberta, Canada. Gysan Alberta provides supporting services to an auction company to establish a new flooring division and focuses on selling and marketing various types of floor coverings, namely, hardwood, engineered, and laminates to the local market. Corporation clients include homeowners, business owners, and custom builders from Calgary and the surrounding areas.

On January 23, 2013, Dino Energy Corporation acquired all the outstanding shares of Dino Energy Investments, Ltd. (“Dino”), a British Virgin Island Company incorporated on April 12, 2012, from Dino’s current shareholders in exchange for 65,000,000 common shares and 45,000,000 preferred shares of the Corporation.  As a result of the transaction, Dino has become a wholly-owned subsidiary of the Corporation (Note 3).  Dino is a newly-formed oil and gas company and it has recently entered into an agreement with a First Nation Group in Alberta, Canada (“First Nation”) for the exploration, development and production of hydrocarbon resources on and under the First Nation’s reserve lands (the “Exploration Agreement”).  The rights granted to Dino under the Exploration Agreement are subject to regulatory and governmental approval as well as a number of other conditions precedents (Note 6).  It is expected that Dino, as a subsidiary of the Corporation, will conduct all exploration and production activities through a wholly-owned subsidiary incorporated under the laws of Alberta, Canada.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist in understanding the financial statements. The financial statements and notes are the representations of the Corporation’s management, who is responsible for their integrity and objectivity.  These consolidated financial statements have been prepared in accordance with the instructions to form 10-Q, and therefore, do not included all the information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.  These consolidated financial statements should be read in conjunction with the annual consolidated financial statement and footnotes thereto included in the Corporation’s filed form 10-K.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D.)

Basis of Presentation

The Corporation’s consolidated financial statements included herein are prepared under the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. These consolidated financial statements include the Corporation’s wholly owned subsidiaries, Gysan Enterprises, Ltd., Dino Energy Investment, Ltd. and 100 percent of its asset, liabilities and net income or loss. All inter-company accounts and transactions have been eliminated.

While the information presented in the accompanying interim three months consolidated financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operation and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. Operating results for the period ended July 31, 2013 are not necessarily indicative of the results that can be expected for the year ended October 31, 2013.

Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-11 Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (ASU 2011-11).  ASU 2011-11 requires that an entity disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position.  ASU 2011-11 is effective for annual and interim periods beginning on or after January 1, 2013.  The Corporation is currently evaluating the provisions of ASU 2011-11 and assessing the impact, if any, it may have on the disclosures in the financial statements.

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

NOTE 3 – BUSINESS ACQUISITION

On November 16, 2012, the Corporation entered into a share exchange agreement whereby the Corporation would acquire all of the issued and outstanding shares of Dino Energy Investments, Ltd. (“Dino”).  The agreement was completed on January 23, 2012 where the Corporation acquired all issued and outstanding shares of Dino in exchange for 65,000,000 common shares and 45,000,000 preferred shares of the Corporation (Note 1).

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

NOTE 4 – DUE TO SHAREHOLDER

As at July 31, 2013, the Corporation was obligated to a shareholder for funds advanced to the Corporation for working capital. The advances are unsecured and no interest rate or payback schedule has been established.

NOTE 5 – CAPITAL STOCK

As of October 31, 2012, the Corporation had 13,616,000 common shares outstanding.

On January 23, 2013, the Corporation acquired all the outstanding shares of Dino Energy Investments, Ltd. (“Dino”), a British Virgin Island Company, from Dino’s shareholders in exchange for 65,000,000 common shares and 45,000,000 preferred shares of the Corporation (Note 1 and Note 3).  As a result of the reverse acquisition, there are 78,616,000 common shares and 45,000,000 preferred shares outstanding as of July 31, 2013.

As at July 31, 2013, there were no warrants or options outstanding.

NOTE 6 – FIRST NATION AGREEMENT

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

As part of the Exploration Agreement, Dino was required to provide an initial deposit of $10,000,000 to be held in escrow until the earlier of issuance of the lease under the Exploration Agreement or the termination of the Agreement.  This amount was revised to $2,000,000 in an amendment to the Exploration Agreement dated October 24, 2012. The Exploration Agreement was further amended in an agreement dated May 27, 2013. According to this amended agreement, the initial deposit now consists of a $2,000,000 deposit directly to the legal counsel of the First Nation and a $8,000,000 deposit to the trust account of the Corporation’s legal counsel. The Corporation has made a deposit of $150,000 and equipment toward this amount, which is included in long term deposits at July 31, 2013.

As part of the Exploration Agreement, the Corportion is also required to contribute up to $25,000,000 to the construction of infrastructure, housing and the community multiplex within five years of issuance of the lease under the Exploration Agreement.  No expenditures for construction have been made to date.

Included in the Exploration Agreement is a royalty payment by the Corporation to the First Nation group. The Royalty is calculated as follows:

a)

in each of the first three years of production a royalty of 10%; and

b)

beginning in the fourth year of production and in subsequent year for a term of the lease, a royalty of 55%.

The amending agreement of May 27, 2013 expired on July 1, 2013. The Corporation is in the process of negotiating a new agreement with the First Nation.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS FOR THE THREE AND NINE MONTH PERIODS ENDED JULY 31, 2013

The following discussion should be read in conjunction with the unaudited financial statements of the Corporation and the consolidated financial statements of Gysan Enterprises, Ltd. and Dino Energy Investments, Ltd., its wholly-owned subsidiaries and the related notes that appear elsewhere in this quarterly reports. The financial statements of the Corporation  are stated in U.S. dollars and are prepared in accordance with United States generally accepted accounting principles.

FORWARD LOOKING STATEMENTS

The following discussion contains forward-looking statements that reflect the Corporation’s plans, estimates and beliefs. The actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report on Form 10-Q.

OVERVIEW

Dino Energy Corporation (“Dino” or the “Corporation”), formerly Gysan Holdings, Inc., was incorporated in the State of Nevada, United States on March 11, 2011. On June 10, 2011, Dino acquired Gysan Enterprises, Ltd. of Calgary, Alberta, Canada as its wholly-owned subsidiary. Gysan Enterprises, Ltd. (“Gysan Alberta”) was incorporated on November 4, 2009 with its head office located in Calgary, Alberta, Canada. Gysan Alberta provides supporting services to an auction Corporation to establish a new flooring division and focuses on selling and marketing various types of floor coverings, namely, hardwood, engineered, and laminates to the local market. Corporation clients include homeowners, business owners, and custom builders from Calgary and the surrounding areas.

On January 23, 2013, Dino acquired all the outstanding shares of Dino Energy Investments, Ltd. (“Dino BVI”), a British Virgin Island Corporation incorporated on April 12, 2012, from Dino BVI’s shareholders in exchange for 65,000,000 common shares and 45,000,000 preferred shares of Dino.  As a result of the transaction, Dino BVI has become a wholly-owned subsidiary of Dino.  Dino BVI is a newly-formed oil and gas corporation and it has recently entered into an agreement with First Nation Group in Alberta, Canada (“First Nation”) for the exploration, development and production of hydrocarbon resources on and under the First Nation’s reserve lands (the “Exploration Agreement”).  The rights granted to Dino BVI under the Exploration Agreement are subject to regulatory and governmental approval as well as a number of other conditions precedent.  (Please see Note 6 to the financial statements).  It is expected that Dino BVI, as a subsidiary of Dino, will conduct all exploration and production activities through a wholly-owned subsidiary incorporated under the laws of Alberta, Canada.

On March 13, 2013, the Corporation has filed a definitive information statement, Schedule 14C, as a part of its annual meeting. The information statement indicates that the Corporation received written consents in lieu of a meeting from stockholders representing a majority of our outstanding shares of voting stock approving the following actions:

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

4)

To approve the ratification of MNP LLP as our independent auditors.

On July 10, 2013, the Corporation officially changed its name to Dino Energy Corporation.

On July 1, 2013, the Corporation’s Exploration Agreement dated May 27, 2013, as amended, expired. The Corporation is in the process of negotiating a new agreement with the First Nation.

RESULTS OF OPERATIONS

Assets

Total assets increased from $14,113 at October 31, 2012 to $220,148 at July 31, 2013. Total assets consist of current assets and non-current assets. At July 31, 2013, total current assets, comprised of all cash, cash equivalents, prepaid expenses and sales tax receivable were $55,044 compared to $14,113 at October 31, 2012. The increase was primarily due to the increase in prepaid expenses. At July 31, 2013, total non-current assets, comprised of long term deposits, were $165,104, compared to $nil at October 31, 2012.

Liabilities

Total liabilities increased from $68,827 at October 31, 2012 to $466,549 at July 31, 2013. Total liabilities consist of current liabilities. The increase in current liabilities is primarily a result of shareholder advances to the Corporation for use as working capital.

Three and Nine Months Ended July 31, 2013 and 2012

Revenue

The Corporation had no sales revenue for the three and nine months ended July 31, 2013 and 2012.

Operating Expenses

Operating expenses for the three months ended July 31, 2013 were $60,191, comprised of $26,537 in professional fees, $25,704 in consulting fees, $7,896 in general and administration expenses, and $54 in depreciation expenses, compared to $12,279 for the three months ended July 31, 2012. Operating expenses for the nine months ended July 31, 2013 were $190,572, comprised of $117,065 in professional fees, $48,408 in consulting fees, $24,502 in general and administration expenses, and $597 in depreciation expenses, compared to $13,292 for the nine months ended July 31, 2012.

Net Loss

The Corporation incurred a net loss of $61,760 for the three months ended July 31, 2013 compared to a net loss of $12,279 for the three months ended July 31, 2012, and a net loss of $192,301 for the nine months ended July 31, 2013 compared to a net loss of $13,292 for the nine months ended July 31, 2012.

Cash Flow from Operations

The Corporation used cash flow of $151,972 in its operations for the nine months ended July 31, 2013 compared to being provided cash flow of $125 for the nine months ended July 31, 2012. During the quarter, the Corporation has not completed any financing.

LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 2013, the Corporation had a negative working capital of $411,505 compared to a negative working capital of $54,714 as of October 31, 2012.

FINANCIAL CONDITION

The Corporation currently anticipates that its available cash resources will not be sufficient to meet its anticipated working capital needs for at least the next 12 months. The Corporation may need to raise additional capital to fund our operations.

If additional funds are raised through further issuances of equity or convertible debt securities, the percentage ownership of current stockholders will be reduced and holders of those new securities may have rights, preferences and privileges senior to those of current shareholders.

In addition, the Corporation may not be able to obtain additional financing on favourable terms, if at all. If adequate funds are not available or are not available on terms favourable to the Corporation, the business, results of operations and financial condition could be adversely affected.

SUBSEQUENT EVENTS

In May, 2013, the Corporation submitted an application to FINRA to have its trading symbol changed  to “DINO”.   The Corporation was awarded the trading symbol “DINO” on June 13, 2013.

Item 3.

Quantitative and Qualitative Disclosure About Market Risks.

Not Applicable.

Item 4T.

Controls and Procedures.

(a)

Evaluation of disclosure controls and procedures.

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934, the Corporation’s principal executive officer and principal financial officer have evaluated the Corporation’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation these officers have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective and were adequate to insure that the information required to be disclosed by the Corporation in reports it files or submits under the Exchange Act were recorded, processed, summarized and reported within the time period specified in the Commission’s rules and forms. It is also important to point out that all internal control systems, no matter how well designed, have inherent limitations and may not prevent or detect misstatements. Therefore even those systems determined to be effective can only provide reasonable assurance with respect to financial reporting reliability and financial statements preparation and presentation.

(b)

Changes in internal controls.

There have been no significant changes in our internal controls or other factors that would significantly affect such controls and procedures subsequent to the date we completed our evaluation. Therefore, no corrective actions were taken.

PART II - OTHER INFORMATION

Item 1.

Legal Proceedings.

To the best knowledge of the Corporation’s officers and directors, the Corporation is currently not a party to any material pending legal proceeding.

Item 1A.

Risk Factors.

Not applicable as a smaller reporting company.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

There were no sales of unregistered securities during the three (3) month period ending July 31, 2013.  However, see discussion under the heading of “Overview” above.

Item 3.

Defaults Upon Senior Securities.

None.

Item 5.

Other Information.

None.

Item 6.

Exhibits

(a)

Exhibits

*3.1

Certificate of Incorporation

*3.2

Amended and Restated Certificate of Incorporation

*3.3

Bylaws

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

101.CAL  Taxonomy Extension Calculation Linkbase

101.DEF  Taxonomy Extension Definition Linkbase

101.LAB  Taxonomy Extension Label Linkbase

101.PRE  Taxonomy Extension Presentation Linkbase

* Filed as an exhibit to the Corporation's registration statement on Form S-1, as filed with the Securities and Exchange Commission on November 28, 2011 and incorporated herein by this reference.

(b)

Reports of Form 8-K

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  September 18, 2013

GYSAN HOLDINGS, INC.

By:  /s/ Eric David Lawson

Name:  Eric David Lawson

Title: President

