Form 10-K
period 2013-10-31
DINO ENERGY Corp
filed 2014-02-13
CIK 1534263

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2013

        | | TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period from _________________ to __________________

Commission File Number 333-178199

_______________________________________________

DINO ENERGY CORPORATION

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

-i-

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

7,116,000 common shares @ $.05* = $355,800

*Average of bid and ask closing prices on April 30, 2013.

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

173,716,000 common shares issued and outstanding as of January 31, 2014

DOCUMENTS INCORPORATED BY REFERENCE:

None.

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Dino Energy Corporation to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Dino Energy Corporation’s plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Dino Energy Corporation. Although Dino Energy Corporation believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by Dino Energy Corporation  or any other person that the objectives and plans of Dino Energy Corporation will be achieved.

-ii-

PART I

ITEM 1.

BUSINESS.

Gysan Holdings Inc. (“Gysan Holdings”) was incorporated in the State of Nevada on March 11, 2011. Gysan Holdings acquired 100 percent interest of Gysan Enterprises Ltd. on June 13, 2011.  Gysan Holdings operates solely as a holding company.

On April 12, 2012, the shareholders of Dino Energy Corporation acquired the majority ownership in Gysan Holdings in exchange for all the outstanding common stock of Gysan Holdings.  That transaction was accounted for as a reverse merger. As a result of these transactions, the Company is now the corporate parent of Dino Energy Investments, Ltd., a British Virgin Island corporation and Gysan Enterprises, Ltd., an Alberta Canada corporation.

On March 13, 2013, the Company filed a definitive information statement, Schedule 14C, as a part of its annual meeting. The information statement indicates that Company received written consents in lieu of a meeting from stockholders representing a majority of our outstanding shares of voting stock approving the following actions:

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

On July 10, 2013, the Gysan Holdings, Inc. completed its name change to Dino Energy Corporation (The “Company”).

As of November 1, 2013, the Company has wound up its wholly-owned subsidiary, Dino Energy Investments, Ltd. All assets and liabilities of the subsidiary have been assumed by the Company.

Overview of Operating Subsidiary

Gysan Enterprises Ltd. (“Gysan”) began its operations in November, 2009 by providing support services to an auction company.  Later in 2010, Gysan began independently selling and marketing various types of floor coverings, namely, hardwood and engineered floor coverings, at the retail level to homeowners and at the wholesale level to business owners and custom builders located in Calgary, Alberta, Canada and the surrounding areas.

Location and Facilities

The Company office is located at Suite 2806, 505 6th Street SW, Calgary, Alberta, Canada T2P 1X5.

PRODUCTS

Gysan specializes in high quality, commercial grade floorings, such as the following:

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

Residential Remodeling

The $44 billion renovation industry accounts for roughly 40 percent of the housing investment in Canada1. In 2009, over $25.8 billion was spent on renovations across 10 major Canadian cities with 50 percent of the households having renovated their home. According to Canada Mortgage and Housing Corporation, 73 percent of the households completed some form of alteration and improvement of their home with an average of $12,100 spent on home renovations2.

Calgary’s renovation market is among the highest in Canada. In 2009, the average cost of renovations in Calgary was $13,087, and 48 percent of Calgary households undertook renovations. The incidence of alterations and improvements was also highest in Calgary, with 80 percent of renovating households undertaking this type of renovation3.

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

New Construction

In spite of the slowdown in residential development, investment in non-residential construction in Canada rose 1.7 percent to $10.5 billion in the fourth quarter of 2010 from the previous quarter and 5.7 percent from the previous year4. If construction of commercial space continues to improve the demand for floor coverings should improve also.

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

The wood flooring industry in Calgary, Alberta is highly fragmented, consisting of over 100 retailers, mostly small, family-owned businesses that cater to the local market. Approximately 70 percent of the wood flooring strips sold in North America is distributed by ten large retail chains5.

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

Oil and Gas Exploration and Production

Dino Energy Investment, Ltd (“Dino”) was a wholly-owned subsidiary of the Company and it is in the business of oil exploration and production. Dino has subsequently been wound up and its operations assumed by the Company.

On July 20, 2012, Dino entered into an exploration rights acquisition agreement (the “Exploration Agreement”) with First Nation Group in Alberta, Canada (the “First Nation”) for the exploration, development and production of hydrocarbon resources on and under the First Nation’s reserve lands.  The Exploration Agreement includes a number of conditions precedent including a deposit of $50,000 required for the negotiation, preparation and execution of the Agreement and any additional agreements.

The Exploration Agreement was amended and ultimately expired on July 1, 2013.  The management of Dino has decided against further pursuit of the project.  As a result, expenses of $210,196 in relation to the Exploration Agreement have been written off during the year.

The Company is actively pursuing other oil and gas producing properties.

______________________________________________________________

1 “A recent survey indicated renovation intentions for 2011,” Calgary Herald, January 20, 2011.

2 Canada Mortgage and Housing Corporation, “Renovation and home purchase report,” March 2010, p. 2

3 Canada Mortgage and Housing Corporation, “Renovation and home purchase detailed tables - Calgary,” March 2010, p. 8 & 10

4 Statistics Canada, Non-residential building construction investment, Ottawa, Ont., 2011

5 Patrick Lavoie, Jean-François Bouffard, Pierre Banchet. “Wood flooring trends,” Woodworking, vol. 24, 2 (Mar/Apr 2010).

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

ITEM 4.  MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT‘S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a)

MARKET INFORMATION. Our common shares are quoted for trading on the OTC Bulletin Board under the symbol “DINO”.

National Association of Securities Dealers OTC Bulletin Board*
Quarter End	High	Low
July 31, 2012	0.05	0.00
October 31, 2012	0.75	0.25
January 31, 2013	0.05	0.05
April 30, 2013	0.05	0.05
July 31, 2013	0.05	0.05
October 31, 2013	0.15	0.05

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

(b)

HOLDERS. As of January 31, 2014, we had approximately 52 shareholders of record who held 173,716,000 shares of the Company‘s common stock.

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

ITEM 6.  SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

This discussion and analysis of our financial condition and results of operations includes “forward-looking” statements that reflect our current views with respect to future events and financial performance. We use words such as “expect,” “anticipate,” “believe,” and “intend” and similar expressions to identify forward-looking statements. You should be aware that actual results may differ materially from our expressed expectations because of risks and uncertainties inherent in future events and you should not rely unduly on these forward looking statements. We disclaim any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. Reference in the following discussion to “our”, “us” and “we” refer to the operations of Dino Energy Corporation and its subsidiaries (“We”), except where the context otherwise indicates or requires.

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

FOR THE YEAR PERIOD ENDED OCTOBER 31, 2013

The following discussion should be read in conjunction with the audited financial statements of the Company and the related notes that appear elsewhere in this annual report. The audited financial statements of the Company are stated in U.S. dollars and are prepared in accordance with United States generally accepted accounting principles.

FORWARD-LOOKING STATEMENTS

The following discussion contains forward-looking statements that reflect the Company’s plans, estimates and beliefs. The actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this annual report on Form 10-K.

RESULTS OF OPERATIONS

Assets

Total assets decreased from $14,113 at October 31, 2012 to $5,585 at October 31, 2013. Total assets consist of current assets. The decrease was primarily due to the decrease in prepaid expenses.

Liabilities

Total liabilities increased from $68,827 at October 31, 2012 to $486,329 at October 31, 2013. Total liabilities consist of current liabilities. The increase in current liabilities is primarily a result of shareholder advances to the Company for use as working capital.

Year Ended October 31, 2013 Compared to Year Ended October 31, 2012

Revenue

The Company had no sales revenue for the year ended October 31, 2013 and 2012.

Operating Expenses

Operating expenses for the year ended October 31, 2013 were $425,300, comprising of $48,133 in consulting fees, $593 in depreciation, $29,323 in general and administration expenses, $137,055 in professional fees, and $210,196 in project write-off, compared to $56,939 for the year ended October 31, 2012.

Net Loss

The Company incurred a net loss of $427,769 for the year ended October 31, 2013 compared to a net loss of $56,939 for the year ended October 31, 2012.

Cash Flow from Operations

The Company generated a negative cash flow of $28,482 from its operations for the year ended October 31, 2013 compared to negative cash flow of $239 for the year ended October 31, 2012.

LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 2013, the Company had a negative working capital of $480,744 compared to a negative working capital of $54,714 as of October 31, 2012.

FINANCIAL CONDITION

The Company currently anticipates that its available cash resources will not be sufficient to meet its anticipated working capital for at least the next 12 months. Additional capital may need to be raised to fund the operations.

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

GOING CONCERN

Note 1 of the Company’s attached financial statement notes that the Company has yet to achieve profitable operations and that it has incurred losses from its inception in the amount of $415,575.  Also, it is noted that the Company expects to incur further losses and thus creates doubts about the ability of the Company to continue as a going concern.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Dino Energy Corporation

Consolidated Financial Statements

For the Year Ended October 31, 2012 and 2013

(Stated in US Dollars)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and the Stockholders of Dino Energy Corporation

We have audited the accompanying consolidated balance sheets of Dino Energy Corporation and its subsidiaries (the “Company”) as of October 31, 2013 and 2012 and the statements of operations, stockholders’ equity and cash flows for the year ended October 31, 2013 and the seven month period ended October 31, 2012.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluation of the overall financial statement presentation.  We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dino Energy Corporation and its subsidiaries as of October 31, 2013 and 2012 and the results of their operations and their cash flows for the year ended October 31, 2013 and the seven month period ended October 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements refer to above have been prepared assuming the Corporation will continue as a going concern. As discussed in Note 1 to the financial statements, the Corporation had recurring losses and requires additional funds to maintain its planned operations. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Calgary, Canada

Feb 4, 2014

Chartered Accountants

Suite 1500, 640 – 5th Ave. S.W., Calgary, Alberta  T2P 3G4  Tel: (403) 263-3385  Fax: (403) 269-8450

Dino Energy Corporation
(Formerly Gysan Holdings Inc.)
CONSOLIDATED BALANCE SHEETS
STATED IN US DOLLARS
(Audited)

	October 31, 2013	October 31, 2012

ASSETS
Current
Cash and cash equivalents	$ 2,586	$ 1,986
Prepaid Expenses	2,999	12,127

Total Assets	$ 5,585	$ 14,113

LIABILITIES
Current
Accounts payable	$ 126,560	$ 24,108
Due to shareholder (Note 4)	359,769	44,719

Total Liabilities	486,329	68,827

STOCKHOLDERS' DEFICIENCY
Capital Stock
Authorized
800,000,000 common shares, voting, par value $.0001 each
200,000,000 preferred shares, par value $.0001 each
Issued
173,716,000 and 13,616,000 common shares, respectively	16,010	2,000
13,300,000 preferred shares	1,330	-
Additional paid in capital	(5,616)	-
Accumulated deficit	(504,887)	(56,939)
Accumulated other comprehensive income	12,419	225

Total Stockholders' Deficiency	(480,744)	(54,714)

Total Liabilities and Stockholders' Equity	$ 5,585	$ 14,113

See accompanying notes to financial statements

Dino Energy Corporation
(Formerly Gysan Holdings Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS
STATED IN US DOLLARS

	Year ended October 31,	Year ended October 31,
	2013	2012

Expenses
Consulting fees	$ 48,133	$ 1,055
Depreciation	593	-
General & administration	29,323	-
Professional fees	137,055	55,884
Project write-off	210,196	-
	425,300	56,939

Loss from operations	(425,300)	(56,939)

Other item	(2,469)	-

Net loss for the period	(427,769)	(56,939)

Other comprehensive income
Foreign currency adjustment	12,194	225

Comprehensive loss	$ (415,575)	$ (56,714)

Basic and diluted income loss per share	$ (0.005)	$ (0.004)

Weighted average number of shares outstanding	86,502,849	13,616,000

See accompanying notes to financial statements

Dino Energy Corporation
(Formerly Gysan Holdings Inc.)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
STATED IN US DOLLARS
	Capital Stock		Preferred Stock		Additional Paid in Capital	Accumulated Other Comprehen- sive Income (Loss)	Retained Earnings (Deficit)	Total
	Shares	Amount	Shares	Amount
Balance, April 12, 2012	$13,616,000	$2,000	-	$ -	$ -	$ -	$ -	$ 2,000

Net loss for the year ended October 31, 2012	-	-	-	-	-	-	(56,939)	(56,939)

Other comprehensive income for the year ended October 31, 2012	-	-	-	-	-	225	-	225
Balance, October 31, 2012	13,616,000	2,000	-	-	-	225	(56,939)	(54,714)

Reorganization for reverse merger (Note 1)	65,000,000	4,500	$45,000,000	4,500	724	-	(20,179)	(10,455)

Conversion of preferred shares to Common shares	95,100,000	9,510	(31,700,000)	(3,170)	(6,340)	-	-	-

Net loss for the year ended October 31, 2013	-	-	-	-	-	-	(427,769)	(427,769)

Other comprehensive income for the year ended October 31, 2013	-	-	-	-	-	12,194	-	12,194
Balance, October 31, 2013	$173,716,000	$16,010	$13,300,000	$1,330	$(5,616)	$12,419	$(504,887)	$(480,744)

See accompanying notes to financial statements

Dino Energy Corporation
(Formerly Gysan Holdings Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
STATED IN US DOLLARS

	Year ended October 31,	Year ended October 31,
	2013	2012

Operating activities
Net loss for the period	$ (427,769)	$ (56,939)
Item not requiring an outlay of cash:
Depreciation	593	-
Changes in non-cash working capital:
Prepaid expenses	9,128	(12,127)
Accounts payable	94,006	24,108
Sales tax payable (receivable)	925	-
Due to shareholder	294,635	44,719
Net cash provided by (used in) operating activities	(28,482)	(239)

Financing activities
Cash acquired from reverse merger (Note 3)	16,221	-
Common share issued	-	2,000
Net cash provided by financing activities	16,221	2,000

Net cash increase (decrease) for the period	(12,261)	1,761

Foreign exchange translation	12,861	225

Cash and cash equivalents, beginning of the period	1,986	-

Cash and cash equivalents, end of the period	$ 2,586	$ 1,986

See accompanying notes to financial statements

Dino Energy Corporation (Formerly Gysan Holdings Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2013 and 2012

STATED IN US DOLLARS

NOTE 1 – NATURE AND CONTINUANCE OF OPERATIONS

Dino Energy Corporation, formerly Gysan Holdings Inc., (the “Corporation”) was incorporated in the state of Nevada, United States on March 11, 2011. On June 10, 2011, the Corporation acquired Gysan Enterprises Ltd. of Calgary, Alberta, Canada as its wholly owned subsidiary. Gysan Enterprises Ltd. (“Gysan Alberta”) was incorporated on November 4, 2009 with its head office located in Calgary, Alberta, Canada. Gysan Alberta provided supporting services to an auction company to establish a new flooring division and focused on selling and marketing various types of floor coverings, namely, hardwood, engineered, and laminates to the local market. Corporation clients include homeowners, business owners, and custom builders from Calgary and the surrounding areas.

On January 23, 2013, Dino Energy Corporation acquired all the outstanding shares of Dino Energy Investments, Ltd. (“Dino”), a British Virgin Island corporation incorporated on April 12, 2012, from Dino’s current shareholders in exchange for 65,000,000 common shares and 45,000,000 preferred shares of the Corporation.  As a result of the transaction, Dino has become a wholly-owned subsidiary of the Corporation (Note 3). It is expected that Dino, as a subsidiary of the Corporation, will conduct all exploration and production activities through a wholly-owned subsidiary incorporated under the laws of Alberta, Canada.

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

The Corporation’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Corporation has a net loss of $427,769 (2012: $56,939) for the year ended October 31, 2013 and at October 31, 2013 had a deficit accumulated since its inception of $504,887 (2012: $56,939). The Corporation has working capital deficit of $480,744 (2012: $54,714) as at October 31, 2013. The Corporation requires additional funds to maintain its existing oil and gas developments and exploration plans. These conditions raise substantial doubt about our Corporation’s ability to continue as a going concern. Management’s plans in this regard are to raise equity and debt financing as required, but there is no certainty that such financing will be available or that it will be available at acceptable terms. The outcome of these matters cannot be predicted at this time and the financing environment is difficult.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Corporation’s financial statements included herein are prepared under the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. These consolidated financial statements include the Corporation’s wholly owned subsidiary, Gysan Enterprises Ltd. Dino Energy Investments Ltd. and Dino Energy Investments Alberta Ltd., and 100 percent of its assets, liabilities and net income or loss since acquisition. All inter-company balances and transactions have been eliminated.

Dino Energy Corporation (Formerly Gysan Holdings Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2013 and 2012

STATED IN US DOLLARS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and Cash Equivalents

For purposes of the Statement of Cash Flows, management considers liquid investments with an original maturity of three months or less to be cash equivalents. As at October 31, 2013, all cash amounts deposited in accounts were federally insured.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The financial statements reflect all of the costs of doing business.

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

Dino Energy Corporation (Formerly Gysan Holdings Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2013 and 2012

STATED IN US DOLLARS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Currency risks

The Corporation incurs expenditures in Canadian dollars. Consequently, some assets and liabilities are exposed to Canadian dollar foreign currency fluctuations. As at October 31, 2013, cash and cash equivalents, accounts payable and due to shareholder were all denominated in Canadian dollars.

Dino Energy Corporation (Formerly Gysan Holdings Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2013 and 2012

STATED IN US DOLLARS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Equipment

Equipment is recorded at cost. Amortization is calculated using the declining balance method and at the following annual rate which is intended to amortize the cost over its useful life:

Automobile – 30%

Impairment of Long-Lived Assets

Impairment losses on long-lived assets are recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses are then measured by comparing the fair value of assets to their carrying amounts. No impairments of these types of assets were recognized during the year ended October 31, 2013.

Income Taxes

The Corporation follows FASB ASC Topic 820, “Income Taxes” which requires the use of the asset and liability method of accounting for income taxes.  Under this method, deferred tax assets and liabilities are recognized for future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carry forwards and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. The tax consequences of most events recognized in the current year’s financial statements are included in determining income taxes currently payable. However, because tax laws and financial accounting standards differ in their recognition and measurement of assets, liabilities, equity, revenues, expenses, gains and losses, differences arise between the amount of taxable income and pre-tax financial income for a year and between the tax bases of assets or liabilities and their reported amounts in the financial statements. Because the Corporation assumes that the reported amounts of assets and liabilities will be recovered and settled, respectively, a difference between the tax basis of an asset or a liability and its reported amount in the balance sheet will result in a taxable or a deductible amount in some future years when the related liabilities are settled or the reported amounts of the assets are recovered, which gives rise to a deferred tax asset. The Corporation must then assess the likelihood that the deferred tax assets will be recovered from future taxable income and to the extent the Corporation believes that recovery is not likely, the Corporation must establish a valuation allowance.

The Corporation has adopted FASB guidance on accounting for uncertainty in income taxes which provides a financial statement recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. Under this guidance, the Corporation may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The guidance also extends to de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures.

Dino Energy Corporation (Formerly Gysan Holdings Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2013 and 2012

STATED IN US DOLLARS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign Currency Translation

The functional currency of the Corporation’s subsidiaries is Canadian dollars (“C$”). The Corporation maintains its financial statements in United States currency. All assets and liabilities of the Corporation’s subsidiaries are translated into U.S. dollars at the exchange rate prevailing at the balance sheet date. Revenue and expenses are translated at the weighted average exchange rates during the year.  The resulting translation adjustments are included in accumulated other comprehensive income.

Gains or losses resulting from transactions denominated in foreign currencies are included in net loss on the statement of operations as incurred. Exchange gains or losses arising from foreign currency transactions are included in the determination of other comprehensive income for the respective periods.

Newly Adopted Accounting Policies

In December 2011, the FASB issued new accounting guidance for disclosures about offsetting assets and liabilities which requires an entity to disclose information about financial instruments that have been offset and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. Entities will be required to provide both net (offset amounts) and gross information in the notes to the financial statements for relevant assets and liabilities that are offset. The new guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Corporation adopted this guidance in fiscal year 2013 and it did not have significant impact on its results of operations, financial condition and cash flows.

New Accounting Pronouncements

In February 2013, the FASB issued new accounting guidance to improve the reporting of reclassifications out of accumulated other comprehensive income. Under the guidance, an entity is required to provide information about the amounts reclassified out of accumulated other comprehensive income (“AOCI”) by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. The guidance did not change the requirements for reporting net income or other comprehensive income in the financial statements. The new guidance is effective for annual reporting periods beginning on or after December 15, 2012, and interim periods within those annual periods. The Corporation expects to adopt this guidance in fiscal year 2014 and does not believe it will have a significant impact on its results of operations, financial condition and cash flows.

In March 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2013-05, "Foreign Currency Matters (Topic 830); Parent’s Accounting for the Cumulative Translation Adjustment upon De-recognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity." This guidance applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity. ASU No. 2013-05 is effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. The Corporation will adopt this guidance in fiscal year 2014 and does not believe it will have a significant impact on its results of operations, financial condition and cash flows.

Dino Energy Corporation (Formerly Gysan Holdings Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2013 and 2012

STATED IN US DOLLARS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry Forward, a Similar Tax Loss, or a Tax Credit Carry Forward Exists. This new guidance provides specific financial statement presentation requirements of an unrecognized tax benefit when a net operating loss carry forward, a similar tax loss, or a tax credit carry forward exists. The guidance states that an unrecognized tax benefit in those circumstances should be presented as a reduction to the deferred tax asset. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The Corporation will adopt this guidance in fiscal year 2014 and does not believe that the adoption of this guidance will have a material impact on its financial statements.

Accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Corporation’s financial statements upon adoption.

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

The allocation of purchase consideration for net liabilities of $9,895 at January 23, 2013 is as follows:

Cash	$16,221
Sales tax receivable	925
Property and equipment	1,820
Accounts payable	(8,446)
Due to shareholder	(20,415)
Net liabilities acquired	$(9,895)

NOTE 4 – DUE TO SHAREHOLDER

As at October 31, 2013, the Corporation was obligated to a shareholder for funds advanced to the Corporation for working capital. The advances are unsecured and no interest rate or payback schedule has been established.

Dino Energy Corporation (Formerly Gysan Holdings Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2013 and 2012

STATED IN US DOLLARS

NOTE 5 – CAPITAL STOCK

On January 23, 2013, the Corporation acquired all the outstanding shares of Dino Energy investments, Ltd. (“Dino”), a British Virgin Island Company, from Dino’s shareholders in exchange for 65,000,000 common shares and 45,000,000 preferred shares of The Corporation (Note 1 and Note 3).  As a result of the reverse acquisition, there were 78,616,000 common shares and 45,000,000 preferred shares outstanding.

On August 5, 2013, the Corporation issued 95,100,000 common shares as a result of conversion of 31,700,000 preferred shares.

As at October 31, 2013, there were no warrants or options outstanding.

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

As part of the Exploration Agreement, Dino was required to provide an initial deposit of $10,000,000 to be held in escrow until the earlier of issuance of the lease under the Exploration Agreement or the termination of the Agreement.  This amount was revised to $2,000,000 in an amendment to the Exploration Agreement dated October 24, 2012. The Exploration Agreement was further amended in an agreement dated May 27, 2013. According to this amended agreement, the initial deposit now consists of a $2,000,000 deposit directly to the legal counsel of the First Nation and a $8,000,000 deposit to the trust account of the Corporation’s legal counsel. The Corporation has made a deposit of $150,000 and equipment toward this amount.

As part of the Exploration Agreement, the Corporation is also required to contribute up to $25,000,000 to the construction of infrastructure, housing and the community multiplex within five years of issuance of the lease under the Exploration Agreement.  No expenditures for construction have been made to date.

The amending agreement of May 27, 2013 expired on July 1, 2013.  The management of the Corporation has decided against further pursuing the project.  As a result, expenses of $210,196 in relation to the Exploration Agreement have been written off during the year.

Dino Energy Corporation (Formerly Gysan Holdings Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2013 and 2012

STATED IN US DOLLARS

NOTE 7 – INCOME TAXES

Income tax recovery differs from that which would be expected by applying the effective rates to net income (loss) as follows:

	October 31, 2013	October 31, 2012
Net loss	$(427,769)	$(56,939)
Statutory and effective rates	34%	34%
Income tax recovery at effective rate	$(145,441)	$(19,360)
Effect of non-deductible amounts and other	(51,096)	-
Effect of rate differential between jurisdictions	54,150	19,360
Change in valuation allowance	142,387	-
Corporate income tax recovery recognized in the accounts	$-	$-

The Corporation has Canadian income tax loss carry forwards of approximately $240,000 which will commence to expire in 2032 if not utilized.  In addition, in the Corporation has American income tax loss carry forwards of approximately $242,000 which expire in the years from 2031 to 2033 if not fully utilized.

The components of the net deferred tax assets are:

	October 31, 2013	October 31, 2012
Non-capital losses carried forward	$142,387	$-
Valuation allowance	(142,387)	-
Deferred tax assets recognized	$-	$-

Potential benefits of income tax losses have not been recognized in these consolidated financial statements  because the Corporation cannot be assured it is more likely-than-not it will utilize the net operating losses carried forward in future years.

NOTE 8 – SUBSEQUENT EVENT

As of November 1, 2013, the Corporation has wound up its whole owned subsidiary, Dino Energy Investments, Ltd.  All assets and liabilities of the subsidiary have been assumed by the Corporation.

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

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of October 31, 2013. In making this assessment, management used the framework set forth in the report entitled “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission, or (“COSO”). The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of October 31, 2013.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended October 31, 2013 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Regulatory Statement

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. As a “Smaller Reporting Company” management’s report was not subject to attestation by the Company’s registered public accounting firm.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth certain information regarding the Company's directors and executive officers as of October 31, 2013:

MANAGEMENT

The following table provides information concerning our officers and directors.

Name and Address	Age	Position(s)
Eric David Lawson	68	President, CEO, Director
Vanleo Y.W. Fung	34	Secretary, CFO, Treasurer, Director
Solomon Auyeung	73	Director
Trent Sittler	41	Director

The directors named above serve for one year terms or until their successors are elected or they are re-elected at the annual stockholders’ meeting. Officers hold their positions at the pleasure of the board of directors, absent any employment agreement, none of which currently exists or is contemplated. There is no arrangement or understanding between any of our directors or officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management shareholders will exercise their voting rights to continue to elect the current directors to the Company’s board.

Eric David Lawson will serve as the President, CEO and a Director of the Company. From 1997 to 2004, Mr. Lawson has held executive positions at a number of privately held resort development companies, including serving as the CFO of Rancho Banderez, S.A. de C.V., a resort located in Puerto Vallarta, Mexico and the President and CEO of Costa Maya Reef Resort Ltd., a resort located in Belize, Central America. In April, 2004, Mr. Lawson joined Sage Funding Inc. as the President of the asset management firm located in Calgary, Alberta, Canada. Subsequently, in January, 2012, Mr. Lawson became the President and Director of Sunchaser Properties Inc., a privately held real estate investment and development company. Mr. Lawson received a Bachelor of Science degree in 1968 and was awarded a Master of Education degree in 1969 from the University of Oregon, located in Eugene, Oregon.

Vanleo Y. W. Fung will serve as the Treasurer, Secretary, CFO, and a Director of the Company. Mr. Fung graduated from the University of Calgary in 2002 with a Bachelor of Economics degree. From July, 2002 to June, 2006, Mr. Fung served as an account manager or executive for a number of IT companies in Hong Kong where he was responsible for the regions of Hong Kong, Taiwan, and Macau. In the summer of 2007, Mr. Fung joined World Financial Group located in Calgary, Alberta, Canada and was working as an Associate in providing financial planning services. In January, 2012, Mr. Fung joined Kachak Investment, Inc., a marketing company for residential energy services in Alberta, Canada where he is responsible for the training and development of marketing consultants.

Solomon Auyeung will serve as a Director of the Company. From 1978 to 1988, Mr. Auyeung served as a Technologist in various departments of Dome Petroleum Ltd., participating in a number of extensive reservoir engineering studies. From 1988 to 1989, Mr. Auyeung joined Amoco Canada Petroum Ltd. as Staff Production Technologist in managing petroleum reservoir developments in the regions of Western Canada. From 1989 to 1991, Mr. Auyeung became a Consultant with Amoco Canada Petroleum Ltd. with responsibilities in petroleum asset management. Mr. Auyeung received a Bachelor of Education degree from the University of Saskatchewan in 1974 and a Diploma of Mechanical Engineering Technology in 1978.

Trent Sittler will serve as a Director of the Company. Mr. Sittler graduated from the University of Saskatchewan in April, 1997 with a Bachelor of Science degree in Mechanical Engineering. Mr. Sittler began his career as a Design Engineer, and later moved into various managerial positions with Bonnybrook Custom Steel Forms Ltd. from November, 1998 to October 2005. In January, 2006, Mr. Sittler joined GE Oil & Gas ESP (Canada) Ltd. working as Surface Pumping Systems Business Development Manager in developing the Surface Pumping (SPS) Division business in Western Canada.

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

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended October 31, 2013, the Company does not believe that any person required to make filings under Section 16(a) during such fiscal year failed to file such reports or filed such reports late.

ITEM 11.  EXECUTIVE COMPENSATION

The following is a summary of the compensation we paid to our President and executive officers for the period from our inception until the year ended October 31, 2013.

ANNUAL COMPENSATION

LONG TERM COMPENSATION

Awards

Payouts

Name	Position	Period Ended	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying/ Option SARS	LTIP Payouts	All Other Compensation

Grace Weisgerber	President	10/31/2013 10/31/2012	0 0	0 0	0 12,055	0 0	0 0	0 0	0 12,055

Winnie W.L. Fung	Secretary	10/31/2013 10/31/2012	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Eric Lawson	President	10/31/2013	0	0	0	0	0	0	0
Vanleo Y.W. Fung	Treasurer	10/31/2013	0	0	0	0	0	0	0

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

RE-PRICING OPTIONS

We have not re-priced any stock options.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of October 31, 2013, by (i) each person who is known by us to own beneficially more than 5% of our outstanding common stock; (ii) each of our officers and directors; and (iii) all of our directors and officers as a group.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class(1)(2)
Grace Weisgerber 3710 Sage Hill Dr., N.W. Calgary, AB Canada T3R 1E7	3,315,000	1.91%
Winnie W. L. Fung Unit 7 833 1st Avenue, N.W. Calgary, AB Canada T2N 0A4	3,185,000	1.83%
Alan Chan 3023 28th Street, S.W. Calgary, AB Canada T3E 2J4	2,000,000	1.15%

Cuiling Liao 148 Santana Court NW Calgary, AB Canada T3K 3L8	30,000,000	17.26%
Lisa Wong 308 Holmes Avenue Toronto, ON, Canada M2M 4N3	50,000,000	28.78%
Treasury Elite, Ltd Unit H, 1/F, Tower 7, Metro City, Phase 2 Tseung Kwan O, Hong Kong	65,000,000 Common 5,766,667 Preferred	37.42% 12.81%
Vanleo Y.W. Fung(3) 3023 – 28th Street S.W. Calgary, Alberta, Canada T3E 2J4	50,000.02%
Trent Sittler(3) 149 Panamount Drive NW Calgary, Alberta, Canada T3K 5L7	60,000.03%
All officers and directors as a group (1 persons)	60,000.03%

(1)

Applicable percentage ownership for the common stock is based on 173,716,000 shares of common stock outstanding as of October 31, 2013. There are no outstanding options, warrants, rights, rights to acquire the common stock or preferred stock.

(2)

Applicable percentage ownership for Class A Preferred Stock is based on 13,300,000 shares of Class A Preferred Stock which is currently outstanding.  Each Class A Preferred Share has three votes, and each share is convertible into three shares of the Company’s Common Stock.  There were no options, warrants, rights, conversions, privileges, or similar rights to acquire the Class A Preferred Stock of the Company outstanding as of October 31, 2013.

CHANGES IN CONTROL

We are not aware of any arrangements that may result in a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, ANDDIRECTOR INDEPENDENCE.

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

Audit Fees

The aggregate fees billed by MNP, LLP for professional services rendered for the audits of our annual financial statements in connection with statutory and regulatory filings were $7,000 for the year ended October 31, 2013.

Audit-Related Fees

The aggregate fees billed by MNP, LLP for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements were $ 8,500 for the year ended October 31, 2013.

Tax Fees

The aggregate fees billed by MNP, LLP for professional services for tax compliance, tax advice and tax planning were $3,750 for the year ended October 31, 2013.

All Other Fees

The aggregate fees billed by MNP, LLP for other products and services were $3,500 for the year ended October 31, 2013.

Pre-approval Policy

We do not currently have a separate audit committee. The services described above were approved by our Board of Directors, which serves as our audit committee.

ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Index to Exhibits

Exhibit	Description

*3.1	Certificate of Incorporation

*3.2	Amended and Restated Certificate of Incorporation

*3.3	Bylaws

*4.0	Stock Certificate

14	Code of Ethics

31.1

Certification of the Company‘s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant‘s Annual Report on Form 10-K for the year ended October 31, 2013.

31.2

Certification of the Company‘s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant‘s Annual Report on Form 10-K for the year ended October 31, 2013.

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

DINO ENERGY CORPORATION

Dated: February 13, 2014	By:	/s/ Eric Lawson
	Name:	Eric Lawson
	Title:	President

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date

/s/ Eric Lawson	President/CEO/Director	February 13, 2014

/s/ Vanleo Y.W. Fung	Secretary/CFO/Treasurer/Director	February 13, 2014