Form 10-K/A
period 2013-10-31
DINO ENERGY Corp
filed 2014-02-18
CIK 1534263

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No.1 to Form 10-K)

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

173,716,000 common shares issued and outstanding as of January 31, 2014

DOCUMENTS INCORPORATED BY REFERENCE:

None.

EXPLANATORY NOTE: The Company has included the XBRL Interactive Data Table 101 Exhibits with this amended filing.

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

31.1

Amended Certification of the Company‘s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant‘s Annual Report on Form 10-K for the year ended October 31, 2013.

31.2

Amended Certification of the Company‘s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant‘s Annual Report on Form 10-K for the year ended October 31, 2013.

32.1	Amended Certification of the Company‘s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2	Amended Certification of the Company‘s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	Taxonomy Extension Schema
101.CAL	Taxonomy Extension Calculation Linkbase
101.DEF	Taxonomy Extension Definition Linkbase
101.LAB	Taxonomy Extension Label Linkbase
101.PRE	Taxonomy Extension Presentation Linkbase

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