Form 10-Q
period 2014-01-31
DINO ENERGY Corp
filed 2014-03-17
CIK 1534263

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2014

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of January 31, 2014: 173,716,000 shares of common stock.

Transitional Small Business Disclosure Format (check one):  Yes [ ] No [X]

1

DINO ENERGY CORPORATION

(formerly known as GYSAN HOLDINGS, INC.)
UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS INDEX

PART I – FINANCIAL INFORMATION:

Item 1.

Financial Statement (Unaudited)...........................................................................

3

Consolidated Balance Sheets................................................................................

3

Consolidated Statements of Operations................................................................

Consolidated Statements of Stockholders’ Equity..................................................

5

Consolidated Statements of Cash Flows...............................................................

6

Notes to the Consolidated Financial Statements....................................................

7-10

Item 2.

Management's Discussion and Analysis of Financial Condition

and Results of Operations.....................................................................................

11

Item 3.

Quantitative and Qualitative Disclosure About Market Risks...............................

13

Item 4T

Controls and Procedures ......................................................................................

13

PART II – OTHER INFORMATION:

Item 1.

Legal Proceedings.............................................................................................

14

Item 1A.

Risk Factors ....................................................................................................

14

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds .............................

14

Item 3.

Defaults Upon Senior Securities ........................................................................

14

Item 5.

Other Information ............................................................................................

14

Item 6.

Exhibits ..........................................................................................................

15

Signatures ........................................................................................................................

16

2

Item 1.

Financial Statements.

Dino Energy Corporation

(Formerly Gysan Holdings Inc.)

CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS

STATED IN US DOLLARS

(unaudited)

	January 31, 2014	October 31, 2013 (audited)
ASSETS
Current
Cash and cash equivalents	$1,272	$2,586
Prepaid expenses	2,813	2,999
Total Assets	$4,085	$5,585
LIABILITIES
Current
Accounts payable	$147,057	$126,560
Due to shareholder (Note 4)	344,640	359,769
Total Liabilities	491,697	486,329
STOCKHOLDERS' DEFICIENCY
Capital Stock
Authorized
800,000,000 common shares, voting, par value $.0001 each
200,000,000 preferred shares, voting, par value $.0001 each
Issued
173,716,000 common shares	16,010	16,010
13,300,000 preferred shares	1,330	1,330
Additional paid in capital	(5,616)	(5,616)
Accumulated deficit	(543,055)	(504,887)
Accumulated other comprehensive income	43,719	12,419
Total Stockholders' Deficiency	(487,612)	(480,744)
Total Liabilities and Stockholders' Equity	$4,085	$5,585

The accompanying notes are an integral part of these interim consolidated financial statements.

Dino Energy Corporation

(Formerly Gysan Holdings Inc.)

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

STATED IN US DOLLARS

(Unaudited)

	Three months ended January 31, 2014	Three months ended January 31, 2013
Expenses
Professional fees	$2,538	$29,967
Consulting fees	24,554	19,286
General & administration	11,076	1,727
Net loss for the period	(38,168)	(50,980)
Other comprehensive income
Foreign currency adjustment	31,300	231
Comprehensive Loss	$(6,868)	$(50,749)
Basic and diluted loss per share	$(0.000)	$(0.003)
Weighted average number of shares outstanding	173,716,000	19,268,174

The accompanying notes are an integral part of these interim consolidated financial statement.s

Dino Energy Corporation

(Formerly Gysan Holdings Inc.)

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

STATED IN US DOLLARS

(Unaudited)

	Capital Stock		Preferred Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Deficit	Total
	Shares	Amount	Shares	Amount
Balance, October 31, 2012	13,616,000	$ 2,000	-	$ -	$ -	$ 225	$ (56,939)	$ (54,714)

Reorganization for reverse merger (Note 1)	65,000,000	4,500	45,000,000	4,500	724		(20,179)	(10,455)

Conversion of prefered shares to Common shares	95,100,000	9,510	(31,700,000)	(3,170)	(6,340)	-	-	-

Net loss for the period ended October 31, 2013	-	-	-	-	-	-	(427,769)	(427,769)

Other comprehensive income for the period ended October 31, 2013	-	-	-	-	-	12,194	-	12,194

Balance, October 31, 2013	173,716,000	16,010	13,300,000	1,330	(5,616)	12,419	(504,887)	(480,744)

Net loss for the period ended January 31, 2014	-	-	-	-	-	-	(38,168)	(38,168)

Other comprehensive income for the period ended January 31, 2014	-	-	-	-	-	31,300	-	31,300

Balance, January 31, 2014	173,716,000	$ 16,010	13,300,000	$ 1,330	$ (5,616)	$ 43,719	$ (543,055)	$ (487,612)

The accompanying notes are an integral part of these interim consolidated financial statements.

Dino Energy Corporation

(Formerly Gysan Holdings Inc.)

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF  CASH FLOWS

STATED IN US DOLLARS

(Unaudited)

	Three months ended January 31, 2014	Three months ended January 31, 2013
Operating activities
Net loss for the period	$(38,168)	$(50,980)
Changes in non-cash working capital:
Prepaid expenses	186	(213,413)
Accounts payable	20,497	60,375
Sales tax receivable	-	(1,180)
Due to shareholder	(15,129)	197,136
Net cash used in operating activities	(32,614)	(8,062)
Financing activities
Cash acquired from reverse merger (Note 3)	-	16,221
Net cash provided by financing activities	-	16,221
Foreign exchange translation	31,300	231
Net cash increase (decrease) for the period	(1,314)	8,390
Cash and cash equivalents, beginning of the period	2,586	1,986
Cash and cash equivalents, end of the period	$1,272	$10,376

The accompanying notes are an integral part of these interim consolidated financial statements.

Dino Energy Corporation

Formerly Gysan Holdings Inc.)(

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2014

STATED IN US DOLLARS

(Unaudited)

NOTE 1 – NATURE AND CONTINUANCE OF OPERATION

Dino Energy Corporation, formerly Gysan Holdings Inc., (the “Corporation”) was incorporated in the state of Nevada, United States on March 11, 2011. On June 10, 2011, the Corporation acquired Gysan Enterprises Ltd. of Calgary, Alberta, Canada as its wholly owned subsidiary. Gysan Enterprises Ltd. (“Gysan Alberta”) was incorporated on November 4, 2009 with its head office located in Calgary, Alberta, Canada. Gysan Alberta provides supporting services to an auction company to establish a new flooring division and focuses on selling and marketing various types of floor coverings, namely, engineered hardwood, and laminates to the local market. Corporation clients include homeowners, business owners, and custom builders from Calgary and the surrounding areas.

On January 23, 2013, Dino Energy Corporation acquired all the outstanding shares of Dino Energy Investments, Ltd. (“Dino”), a British Virgin Island Company incorporated on April 12, 2012, from Dino’s current shareholders in exchange for 65,000,000 common shares and 45,000,000 preferred shares of the Corporation.  As a result of the transaction, Dino has become a wholly-owned subsidiary of the Corporation (Note 3).  Dino is a newly-formed oil and gas company.  It is expected that Dino, as a subsidiary of the Corporation, will conduct all exploration and production activities through a wholly-owned subsidiary incorporated under the laws of Alberta, Canada.

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

As of November 1, 2013, Dino Energy Investment, Ltd. has been dissolved.  The Corporation will continue to conduct its business through Dino Energy Investment Alberta Ltd., a wholly-owned subsidiary incorporated under the laws of Alberta, Canada.

The Corporation’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Corporation has a net loss of $6,868 for the period ended January 31, 2014 and at January 31, 2014 had a deficit accumulated since its inception of $543,055. The Corporation has working capital deficit of $487,612 as at January 31, 2014. The Corporation requires additional funds to maintain its existing oil and gas developments and exploration plans. These conditions raise substantial doubt about our Corporation’s ability to continue as a going concern. Management’s plans in this regard are to raise equity and debt financing as required, but there is no certainty that such financing will be available or that it will be available at acceptable terms. The financing environment is difficult and the outcome of these matters cannot be predicted at this time.

Dino Energy Corporation

Formerly Gysan Holdings Inc.)(

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2014

STATED IN US DOLLARS

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist in understanding the financial statements. The financial statements and notes are the representations of the Corporation’s management, who is responsible for their integrity and objectivity.  These consolidated financial statements have been prepared in accordance with the instructions to form 10-Q, and therefore, do not include all information and notes necessary for complete financial statements.  These consolidated financial statements should be read in conjunction with the annual consolidated financial statement and footnotes thereto included in the Company’s filed form 10-K.

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

While the information presented in the accompanying interim three months consolidated financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operation and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. Operating results for the period ended January 31, 2014 are not necessarily indicative of the results that can be expected for the year ending October 31, 2014.

Newly Adopted Accounting Policy

In February 2013, the FASB issued new accounting guidance to improve the reporting of reclassifications out of accumulated other comprehensive income. Under the guidance, an entity is required to provide information about the amounts reclassified out of accumulated other comprehensive income (“AOCI”) by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. The guidance did not change the requirements for reporting net income or other comprehensive income in the financial statements. The new guidance was adopted by the Corporation effective November 1, 2013. The adoption of this guidance did not have any impact on its results of operations, financial condition and cash flows.

Dino Energy Corporation

Formerly Gysan Holdings Inc.)(

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2014

STATED IN US DOLLARS

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

New Accounting Pronouncement

In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, providing guidance on the presentation of unrecognized tax benefits, reflecting the manner in which an entity would settle, at the reporting date, any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist.

The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted.   The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The Corporation does not expect that the adoption of this accounting standard update will have a material effect on the consolidated financial statements.

NOTE 3 – BUSINESS ACQUISITION

On November 16, 2012, the Corporation entered into a share exchange agreement whereby the Corporation would acquire all of the issued and outstanding shares of Dino Energy Investments, Ltd. (“Dino”).  The agreement was completed on January 23, 2012 when the Corporation acquired all issued and outstanding shares of Dino in exchange for 65,000,000 common shares and 45,000,000 preferred shares of the Corporation (Note 1).

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

Dino Energy Corporation

Formerly Gysan Holdings Inc.)(

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2014

STATED IN US DOLLARS

(Unaudited)

NOTE 3 – BUSINESS ACQUISITION (continued)

The allocation of purchase consideration for net assets of $9,895 at January 23, 2013 is as follows:

Cash	16,221
Accounts receivable	925
Property and equipment	1,820
Accounts payable	(8,446)
Due to related parties	(20,415)
Net liabilities acquired	(9,895)

NOTE 4 – DUE TO SHAREHOLDER

As of January 31, 2014, the Corporation was obligated to a shareholder for funds advanced to the Corporation for working capital. The advances are unsecured and no interest rate or payback schedule has been established.

NOTE 5 – CAPITAL STOCK

As of January 31, 2014, there were no warrants or options outstanding.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations For The Three-Month Period Ended January 31, 2014

The following discussion should be read in conjunction with the unaudited financial statements of the Corporation and the related notes that appear elsewhere in this quarterly filing. The unaudited financial statements of the Corporation are stated in U.S. dollars and are prepared in accordance with United States generally accepted accounting principles.

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

OVERVIEW

Dino Energy Corporation (“Dino” or the “Corporation”), formerly Gysan Holdings Inc., was incorporated in the state of Nevada, United States on March 11, 2011. On June 10, 2011, Dino acquired Gysan Enterprises Ltd. of Calgary, Alberta, Canada as its wholly owned subsidiary. Gysan Enterprises Ltd. (“Gysan Alberta”) was incorporated on November 4, 2009 with its head office located in Calgary, Alberta, Canada. Gysan Alberta provides supporting services to an auction Corporation to establish a new flooring division and focuses on selling and marketing various types of floor coverings, namely, hardwood, engineered, and laminates to the local market. Corporation clients include homeowners, business owners, and custom builders from Calgary and the surrounding areas.

On January 23, 2013, Dino acquired all the outstanding shares of Dino Energy Investments, Ltd. (“Dino BVI”), a British Virgin Island Corporation incorporated on April 12, 2012, from Dino BVI’s shareholders in exchange for 65,000,000 common shares and 45,000,000 preferred shares of Dino.  As a result of the transaction, Dino BVI became a wholly-owned subsidiary of Dino.  Dino BVI was a newly-formed oil and gas Corporation and it had entered into an agreement with First Nation Group in Alberta, Canada (“First Nation”) for the exploration, development and production of hydrocarbon resources on and under the First Nation’s reserve lands (the “Exploration Agreement”).  The rights granted to Dino BVI under the Exploration Agreement were subject to regulatory and governmental approval as well as a number of other conditions precedent.  It was expected that Dino BVI, as a subsidiary of Dino, would conduct all exploration and production activities through a wholly-owned subsidiary incorporated under the laws of Alberta, Canada.

On July 10, 2013, the Corporation officially changed its name to Dino Energy Corporation.

On July 1, 2013, the Corporation amended the Exploration Agreement with the First Nation and since that time, the Exploration Agreement has expired.

As of November 1, 2013, the Corporation has wound up its wholly-owned subsidiary, Dino Energy Investments, Ltd. and it has assume all the assets and liabilities of the subsidiary.

RESULTS OF OPERATIONS

Assets

Total assets decreased from $5,585 at January 31, 2014 to $4,085 at January 31, 2014. Total assets consist of current assets. The decrease was primarily due to the decrease in cash and cash equivalents.

Liabilities

Total liabilities increased from $486,329 at January 31, 2014 to $491,697 at January 31, 2014. Total liabilities consist of current liabilities. The increase in current liabilities is primarily due to the increase of accounts payable.

Three Months Ended January 31, 2014

Revenue

The Corporation had no sales revenue for the three months ended January 31, 2014.

Operating Expenses

Operating expenses for the three months ended January 31, 2014 were $38,168, comprising of $2,538 in professional fees, $24,554 in consulting fees, and $11,076 in general and administration expenses.

Net Loss

The Corporation incurred a net loss of $38,168 for the three months ended January 31, 2014 compared to a net loss of $50,980 for the three months ended January 31, 2013.

Cash Flow from Operations

The Corporation generated a negative cash flow of $32,614 from its operations for the three months ended January 31, 2014 compared to negative cash flow of $8,062 for the three months ended January 31, 2013.

LIQUIDITY AND CAPITAL RESOURCES

As of January 31, 2014, the Corporation had a negative working capital of $487,612 compared to a negative working capital of $480,744 as of October 31, 2013.

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

13

PART II - OTHER INFORMATION

Item 1.

Legal Proceedings.

To the best knowledge of the Corporation’s officers and directors, the Corporation is currently not a party to any material pending legal proceeding.

Item 1A.

Risk Factors.

Not applicable as a smaller reporting company.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

There were no sales of unregistered securities during the three (3) month period ended January 31, 2014.  However, see discussion under the heading of “Overview” above.

Item 3.

Defaults Upon Senior Securities.

None.

Item 5.

Other Information.

None.

14

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

Dated:  March 17, 2014

DINO ENERGY CORPORATION

By:  /s/ Eric David Lawson

Name:  Eric David Lawson

Title: President

15