Form 10-Q
period 2014-04-30
DINO ENERGY Corp
filed 2014-06-23
CIK 1534263

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2014

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of April 30, 2014: 173,716,000 shares of common stock.

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

4

Consolidated Statements of Stockholders’ Equity..................................................

5

Consolidated Statements of Cash Flows...............................................................

6

Notes to the Consolidated Financial Statements....................................................

7-9

Item 2.

Management's Discussion and Analysis of Financial Condition

and Results of Operations.....................................................................................

10

Item 3.

Quantitative and Qualitative Disclosure About Market Risks...............................

12

Item 4T

Controls and Procedures ......................................................................................

12

PART II – OTHER INFORMATION:

Item 1.

Legal Proceedings.............................................................................................

13

Item 1A.

Risk Factors ....................................................................................................

13

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds .............................

13

Item 3.

Defaults Upon Senior Securities ........................................................................

13

Item 5.

Other Information ............................................................................................

13

Item 6.

Exhibits ..........................................................................................................

13

Signatures ........................................................................................................................

14

2

Item 1.

Financial Statements.

Dino Energy Corporation

(formerly known as Gysan Holdings, Inc.)

April 30, 2014

Consolidated Financial Statements

(Unaudited)

Dino Energy Corporation

(Formerly Gysan Holdings Inc.)

CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS

STATED IN US DOLLARS

(unaudited)

	April 30, 2014	October 31, 2013
ASSETS
Current
Cash and cash equivalents	$208	$2,586
Prepaid expenses	2,854	2,999
Total Assets	$3,062	$5,585
LIABILITIES
Current
Accounts payable	$163,744	$126,560
Due to shareholder (Note 3)	357,436	359,769
Total Liabilities	521,180	486,329
STOCKHOLDERS' DEFICIENCY
Capital Stock
Authorized
800,000,000 common shares, voting, par value $0.0001 each
200,000,000 preferred shares, voting, par value $0.0001 each
Issued
173,716,000 common shares	$16,010	$16,010
13,300,000 preferred shares	1,330	1,330
Additional paid in capital	(5,616)	(5,616)
Accumulated deficit	(565,887)	(504,887)
Accumulated other comprehensive income	36,045	12,419
Total Stockholders' Deficiency	(518,118)	(480,744)
Total Liabilities and Stockholders' Deficiency	$3,062	$5,585

Going concern (Note 1)

The accompanying notes are an integral part of these interim consolidated financial statements.

3

Dino Energy Corporation

(Formerly Gysan Holdings Inc.)

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

STATED IN US DOLLARS

(Unaudited)

	Three months ended April 30,	Three months ended April 30,	Six months ended April 30,	Six months ended April 30,
	2014	2013	2014	2013

Expenses
Professional fees	$8,291	$60,561	$10,829	$90,528
Consulting fees	4,417	3,418	28,971	22,704
General & administration	7,080	14,879	18,156	16,606
Depreciation	-	543	-	543
	19,788	79,401	57,956	130,381
Loss from operations	(19,788)	(79,401)	(57,956)	(130,381)
Other item	(3,044)	(160)	(3,044)	(160)
Net loss for the period	(22,832)	(79,561)	(61,000)	(130,541)
Other comprehensive income
Foreign currency adjustment	(7,674)	434	23,626	665
Comprehensive Loss	$(30,506)	$(79,127)	$(37,374)	$(129,876)
Basic and diluted income loss per share	$(0.000)	$(0.001)	$(0.000)	$(0.002)
Weighted average number of shares outstanding	173,716,000	78,616,000	173,716,000	66,157,667

The accompanying notes are an integral part of these interim consolidated financial statements

Dino Energy Corporation

(Formerly Gysan Holdings Inc.)

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

STATED IN US DOLLARS

(Unaudited)

	Capital Stock		Preferred Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total
	Shares	Amount	Shares	Amount
Balance, October 31, 2012	13,616,000	$ 2,000	-	$ -	$ -	$ 225	$ (56,939)	$ (54,714)

Reorganization for reverse merger (Note 1)	65,000,000	4,500	45,000,000	4,500	724		(20,179)	(10,455)

Conversion of prefered shares to Common shares	95,100,000	9,510	(31,700,000)	(3,170)	(6,340)	-	-	-

Net loss for the period ended October 31, 2013	-	-	-	-	-	-	(427,769)	(427,769)

Other comprehensive income for the period ended October 31, 2013	-	-	-	-	-	12,194	-	12,194

Balance, October 31, 2013	173,716,000	16,010	13,300,000	1,330	(5,616)	12,419	(504,887)	(480,744)

Net loss for the period ended April 30, 2014	-	-	-	-	-	-	(61,000)	(61,000)

Other comprehensive income for the period ended April 30, 2014	-	-	-	-	-	23,626	-	23,626

Balance, April 30, 2014	173,716,000	$ 16,010	13,300,000	$ 1,330	$ (5,616)	$ 36,045	$ (565,887)	$ (518,118)

The accompanying notes are an integral part of these interim consolidated financial statements

5

Dino Energy Corporation

(Formerly Gysan Holdings Inc.)

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF  CASH FLOWS

STATED IN US DOLLARS

(Unaudited)

	Six months ended April 30,	Six months ended April 30,
	2014	2013

Operating activities
Net loss for the period	$ (61,000)	$ (130,541)
Item not requiring an outlay of cash:
Depreciation	-	543
Changes in non-cash working capital:
Prepaid expenses and deposits	145	12,127
Accounts payable	37,184	54,430
Sales tax receivable	-	(270)
Due to (from) shareholder	(2,333)	213,072
Net cash provided by (used in) operating activities	(26,004)	149,361

Investing activities
Payment of long-term deposit	-	(165,104)
Net cash used in investing activities	-	(165,104)

Financing activities
Cash acquired from reverse merger	-	16,221
Net cash provided by financing activities	-	16,221

Net cash increase (decrease) for the period	(26,004)	478

Foreign exchange translation	23,626	660

Cash and cash equivalents, beginning of the period	2,586	1,986

Cash and cash equivalents, end of the period	$ 208	$ 3,124

The accompanying notes are an integral part of these interim consolidated financial statements.

Dino Energy Corporation (Formerly Gysan Holdings Inc.)

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2014

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

On January 23, 2013, Dino Energy Corporation acquired all the outstanding shares of Dino Energy Investments, Ltd. (“Dino”), a British Virgin Island Company incorporated on April 12, 2012, from Dino’s current shareholders in exchange for 65,000,000 common shares and 45,000,000 preferred shares of the Corporation.  As a result of the transaction, Dino has become a wholly-owned subsidiary of the Corporation.  Dino is a newly-formed oil and gas company.  It is expected that Dino, as a subsidiary of the Corporation, will conduct all exploration and production activities through a wholly-owned subsidiary incorporated under the laws of Alberta, Canada.

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

The Corporation’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Corporation has a net loss of $61,000 for the period ended April 30, 2014 and at April 30, 2014 had a deficit accumulated since its inception of $565,887. The Corporation has working capital deficit of $518,118 as at April 30, 2014. The Corporation requires additional funds to maintain its existing oil and gas developments and exploration plans. These conditions raise substantial doubt about the Corporation’s ability to continue as a going concern. Management’s plans in this regard are to raise equity and debt financing as required, but there is no certainty that such financing will be available or that it will be available at acceptable terms. The financing environment is difficult and the outcome of these matters cannot be predicted at this time.

Dino Energy Corporation (Formerly Gysan Holdings Inc.)

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2014

STATED IN US DOLLARS

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist in understanding the consolidated financial statements. The financial statements and notes are the representations of the Corporation’s management, who is responsible for their integrity and objectivity.  These consolidated financial statements have been prepared in accordance with the instructions to form 10-Q, and therefore, do not include all information and notes necessary for complete financial statements.  These consolidated financial statements should be read in conjunction with the annual consolidated financial statement and footnotes thereto included in the Company’s filed form 10-K.

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

While the information presented in the accompanying interim six months consolidated financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operation and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. Operating results for the period ended April 30, 2014 are not necessarily indicative of the results that can be expected for the year ending October 31, 2014.

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

Dino Energy Corporation (Formerly Gysan Holdings Inc.)

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2014

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

NOTE 3 – DUE TO SHAREHOLDER

As at April 30, 2014, the Corporation was obligated to a shareholder for funds advanced to the Corporation for working capital. The advances are unsecured and no interest rate or payback schedule has been established.

NOTE 4 – CAPITAL STOCK

As at April 30, 2014, there were no warrants or options outstanding.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations For The Three-Month and Six-Month Periods Ended April 30, 2014

The following discussion should be read in conjunction with the unaudited financial statements of the Corporation and the related notes that appear elsewhere in this quarterly filing. The unaudited financial statements of the Corporation are stated in U.S. dollars and are prepared in accordance with United States generally accepted accounting principles.

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

On July 10, 2013, the Corporation has officially changed its name to Dino Energy Corporation.

On July 1, 2013, the Corporation’s amended the Exploration Agreement with First Nation dated May 27, 2013.  Since then, the Corporation has been pursuing and investigating a number of oil and gas opportunities.

As of November 1, 2013, the Corporation has wound up its wholly-owned subsidiary, Dino BVI. All assets and liabilities of the subsidiary have been assumed by the Corporation.

RESULT OF OPERATIONS

Assets

Total assets decreased from $5,585 at October 31, 2013 to $3,062 at April 30, 2014. Total assets consist of current assets. The decrease was primarily due to the decrease in cash and cash equivalents.

Liabilities

Total liabilities increased from $486,329 at October 31, 2013 to $521,180 at April 30, 2014. Total liabilities consist of current liabilities. The increase in current liabilities is primarily due to the increase of accounts payable.

Three and Six Months Ended April 30, 2014 and 2013

Revenue

The Corporation had no sales revenue for the three and six months ended April 30, 2014 and 2013.

Operating Expenses

Operating expenses for the three months ended April 30, 2014 were $19,788, comprised of $8,291 in professional fees, $4,417 in consulting fees, and $7,080 in general and administration expenses, compared to $79,401 for the three months ended April 30, 2013. Operating expenses for the six months ended April 30, 2014 were $57,956, comprised of $10,829 in professional fees, $28,971 in consulting fees, and $18,156 in general and administration expenses, compared to $130,381 for the six months ended April 30, 2013.

Net Loss

The Corporation incurred a net loss of $22,832 for the three months ended April 30, 2014 compared to a net loss of $79,561 for the three months ended April 30, 2013, and a net loss of $61,000 for the six months ended April, 2014 compared to a net loss of $130,541 for the six months ended April 30, 2013.

Cash Flow from Operations

The Corporation generated a negative cash flow of $26,004 from its operations for the six months ended April 30, 2014 compared to cash flow of $149,361 for the six months ended April 30, 2013.

LIQUIDITY AND CAPITAL RESOURCES

As of April 30, 2014, the Corporation had a negative working capital of $518,118 compared to a negative working capital of $480,744 as of October 31, 2013.

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

12

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

To the best knowledge of the Corporation’s officers and directors, the Corporation is currently not a party to any material pending legal proceeding.

Item 1A.Risk Factors.

Not applicable as a smaller reporting company.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

There were no sales of unregistered securities during the three (3) month period ended April 30, 2014.  However, see discussion under the heading of “Overview” above.

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

Dated:  June 19, 2014

DINO ENERGY CORPORATION

By:  /s/ Eric David Lawson

Name:  Eric David Lawson

Title: President

14