Form 10-Q
period 2014-07-31
DINO ENERGY Corp
filed 2014-09-15
CIK 1534263

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2014

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of July 31, 2014: 173,716,000 shares of common stock.

Transitional Small Business Disclosure Format (check one):  Yes [ ] No [X]

DINO ENERGY CORPORATION

(formerly known as GYSAN HOLDINGS, INC.)
UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS INDEX

PART I – FINANCIAL INFORMATION:

Item 1.

Financial Statements (Unaudited).............................................................................

3

Consolidated Balance Sheets..................................................................................

4

Consolidated Statements of Operations...................................................................

5

Consolidated Statements of Stockholders’ Deficiency............................................

6

Consolidated Statements of Cash Flows.................................................................

7

Notes to the Consolidated Financial Statements...................................................

8-10

Item 2.

Management's Discussion and Analysis of Financial Condition

and Results of Operations for the Three-Month Period Ended

July 31, 2014......................................................................................................

11

Item 3.

Quantitative and Qualitative Disclosure About Market Risks.................................

13

Item 4T

Controls and Procedures .........................................................................................

13

PART II – OTHER INFORMATION:

Item 1.

Legal Proceedings...................................................................................................

14

Item 1A.

Risk Factors ...........................................................................................................

14

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds ...............................

14

Item 3.

Defaults Upon Senior Securities ............................................................................

15

Item 5.

Other Information ..................................................................................................

15

Item 6.

Exhibits ..................................................................................................................

15

Signatures ................................................................................................................................

16

Item 1. Financial Statements.

Dino Energy Corporation

(formerly known as Gysan Holdings, Inc.)

July 31, 2014

Consolidated Financial Statements

(Unaudited)

Dino Energy Corporation
(Formerly Gysan Holdings Inc.)
CONDENSED CONSOLIDATED BALANCE SHEETS
STATED IN US DOLLARS
(unaudited)

	July 31, 2014	October 31, 2013
ASSETS
Current
Cash and cash equivalents	$ 149	$ 2,586
Prepaid expenses and deposits	-	2,999
Total Assets	$ 149	$ 5,585

LIABILITIES
Current
Accounts payable	$ 157,127	$ 126,560
Due to shareholder (Note 3)	374,611	359,769

Total Liabilities	531,738	486,329

STOCKHOLDERS' DEFICIENCY
Capital Stock
Authorized
800,000,000 common shares, voting, par value $0.0001 each
200,000,000 preferred shares, voting, par value $0.0001 each
Issued
173,716,000 common shares,	16,010	16,010
13,300,000 preferred shares	1,330	1,330
Additional paid in capital	(5,616)	(5,616)
Accumulated deficit	(576,313)	(504,887)
Accumulated other comprehensive income	33,000	12,419

Total Stockholders' Deficiency	(531,589)	(480,744)

Total Liabilities and Stockholders' Deficiency	$ 149	$ 5,585

Going concern (Note 1)

The accompanying notes are an integral part of these interim condensed consolidated financial statements

Dino Energy Corporation
(Formerly Gysan Holdings Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
STATED IN US DOLLARS
(Unaudited)

	Three months ended July 31,	Three months ended July 31,	Nine months ended July 31,	Nine months ended July 31,
	2014	2013	2014	2013

Expenses
Professional fees	3,485	26,537	$ 14,314	$ 117,065
Consulting fees	47	25,704	29,018	48,408
General & administration	7,653	7,896	25,809	24,502
Depreciation	-	54	-	597
	11,185	60,191	69,141	190,572

Loss from operations	(11,185)	(60,191)	(69,141)	(190,572)

Other item	759	(1,569)	(2,285)	(1,729)

Net loss for the period	(10,426)	(61,760)	(71,426)	(192,301)

Other comprehensive income
Foreign currency adjustment	(3,045)	10,404	20,581	11,069

Comprehensive Loss	$ (13,471)	$ (51,356)	$ (50,845)	$ (181,232)

Basic and diluted income loss per share	$ (0.000)	$ (0.001)	$ (0.000)	$ (0.003)

Weighted average number of shares outstanding	173,716,000	78,616,000	173,716,000	71,564,113

The accompanying notes are an integral part of these interim condensed consolidated financial statements

Dino Energy Corporation
(Formerly Gysan Holdings Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
STATED IN US DOLLARS
(Unaudited)
	Capital Stock		Preferred Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total
	Shares	Amount	Shares	Amount
Balance, October 31, 2012	13,616,000	$ 2,000	-	$ -	$ -	$ 225	$ (56,939)	$ (54,714)

Reorganization for reverse merger (Note 1)	65,000,000	4,500	45,000,000	4,500	724		(20,179)	(10,455)

Conversion of preferred shares to Common shares	95,100,000	9,510	(31,700,000)	(3,170)	(6,340)	-	-	-

Net loss for the period ended October 31, 2013	-	-	-	-	-	-	(427,769)	(427,769)

Other comprehensive income for the period ended October 31, 2013	-	-	-	-	-	12,194	-	12,194

Balance, October 31, 2013	173,716,000	16,010	13,300,000	1,330	(5,616)	12,419	(504,887)	(480,744)

Net loss for the period ended July 31, 2014	-	-	-	-	-	-	(71,426)	(71,426)

Other comprehensive income for the period ended July 31, 2014	-	-	-	-	-	20,581	-	20,581

Balance, July 31, 2014	173,716,000	$ 16,010	13,300,000	$ 1,330	$ (5,616)	$ 33,000	$ (576,313)	$ (531,589)

The accompanying notes are an integral part of these interim condensed consolidated financial statements

Dino Energy Corporation
(Formerly Gysan Holdings Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
STATED IN US DOLLARS
(Unaudited)

	Nine months ended July 31,	Nine months ended July 31,
	2014	2013

Operating activities
Net loss for the period	$ (71,426)	$ (192,301)
Item not requiring an outlay of cash:
Depreciation	-	597
Changes in non-cash working capital:
Prepaid expenses and deposits	2,999	(39,518)
Accounts payable	30,567	79,469
Sales tax receivable	-	(219)
Due to (from) shareholder	14,842	289,392
Net cash provided by (used in) operating activities	(23,018)	137,420

Investing activities
Payment of long-term deposit	-	(165,104)
Net cash used in investing activities	-	(165,104)

Financing activities
Cash acquired from reverse merger	-	16,221
Net cash provided by financing activities	-	16,221

Net cash decrease for the period	(23,018)	(11,463)

Foreign exchange translation	20,581	11,732

Cash and cash equivalents, beginning of the period	2,586	1,986

Cash and cash equivalents, end of the period	$ 149	$ 2,255

The accompanying notes are an integral part of these interim condensed consolidated financial statements

Dino Energy Corporation (Formerly Gysan Holdings Inc.)

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2014

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

The Corporation’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Corporation has a net loss of $71,426 for the period ended July 31, 2014 and at July 31, 2014 had a deficit accumulated since its inception of $576,313. The Corporation has working capital deficit of $531,589 as at July 31, 2014. The Corporation requires additional funds to maintain its existing oil and gas developments and exploration plans. These conditions raise substantial doubt about the Corporation’s ability to continue as a going concern. Management’s plans in this regard are to raise equity and debt financing as required, but there is no certainty that such financing will be available or that it will be available at acceptable terms. The financing environment is difficult and the outcome of these matters cannot be predicted at this time.

Dino Energy Corporation (Formerly Gysan Holdings Inc.)

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2014

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

While the information presented in the accompanying interim three months consolidated financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operation and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. Operating results for the period ended July 31, 2014 are not necessarily indicative of the results that can be expected for the year ending October 31, 2014.

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

July 31, 2014

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

NOTE 3 – DUE TO SHAREHOLDER

As at July 31, 2014, the Corporation was obligated to a shareholder for funds advanced to the Corporation for working capital. The advances are unsecured and no interest rate or payback schedule has been established.

NOTE 4 – CAPITAL STOCK

As at July 31, 2014, there were no warrants or options outstanding.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTH PERIODS ENDED JULY 31, 2014

The following discussion should be read in conjunction with the unaudited financial statements of the company and the related notes that appear elsewhere in this filing statement. The unaudited financial statements of the company are stated in U.S. dollars and are prepared in accordance with United States generally accepted accounting principles.

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

On January 23, 2013, Dino acquired all the outstanding shares of Dino Energy Investments, Ltd. (“Dino BVI”), a British Virgin Island Corporation incorporated on April 12, 2012, from Dino BVI’s shareholders in exchange for 65,000,000 common shares and 45,000,000 preferred shares of Dino. As a result of the transaction, Dino BVI became a wholly-owned subsidiary of Dino. Dino BVI was a newly-formed oil and gas Corporation and it had entered into an agreement with First Nation Group in Alberta, Canada (“First Nation”) for the exploration, development and production of hydrocarbon resources on and under the First Nation’s reserve lands (the “Exploration Agreement”). The rights granted to Dino BVI under the Exploration Agreement were subject to regulatory and governmental approval as well as a number of other conditions precedents. It was expected that Dino BVI, as a subsidiary of Dino, would conduct all exploration and production activities through a wholly-owned subsidiary incorporated under the laws of Alberta, Canada.

On July 10, 2013, the Corporation has officially changed its name to Dino Energy Corporation.

On July 1, 2013, the Corporation’s May 27, 2013, Exploration Agreement with the First Nation, expired. Since then, the Corporation has been pursuing and investigating a number of oil and gas opportunities.

As of November 1, 2013, the Corporation has wound up its whole owned subsidiary, Dino BVI. All assets and liabilities of the subsidiary have been assumed by the Corporation.

RESULT OF OPERATIONS

Assets

Total assets decreased from $5,585 at October 31, 2013 to $149 at July 31, 2014. Total assets consist of current assets. The decrease was due to the decrease in cash and cash equivalents and the amount of prepaid expenses.

Liabilities

Total liabilities increased from $486,329 at October 31, 2013 to $531,738 at July 31, 2014. Total liabilities consist of current liabilities. The increase in current liabilities is due to the increase of accounts payable and due to shareholders.

Three and Nine Months Ended July 31, 2014 and 2013

Revenue

The Corporation had no sales revenue for the three and nine months ended July 31, 2014 and 2013.

Operating Expenses

Operating expenses for the three months ended July 31, 2014 were $11,185, comprising of $3,485 in professional fees, $47 in consulting fees, and $7,653 in general and administration expenses, compared to $60,191 for the three months ended July 31, 2013. Operating expenses for the nine months ended July 31, 2014 were $69,141, comprising of $14,314 in professional fees, $29,018 in consulting fees, and $25,809 in general and administration expenses, compared to $190,572 for the nine months ended July 31, 2013.

Net Loss

The Corporation incurred a net loss of $10,426 for the three months ended July 31, 2014 compared to a net loss of $61,760 for the three months ended July 31, 2013, and a net loss of $71,426 for the nine months ended July 31, 2014 compared to a net loss of $192,301 for the nine months ended July 31, 2013.

Cash Flow from Operations

The Corporation generated a negative cash flow of $23,018 from its operations for the nine months ended July 31, 2014 compared to cash flow of $137,420 for the nine months ended July 31, 2013.

LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 2014, the Corporation had a negative working capital of $531,589 compared to a negative working capital of $480,744 as of October 31, 2013.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risks

Not Applicable.

Item 4. Controls and Procedures.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no sales of unregistered securities during the three (3) month period ended July 31, 2014.

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

101.LAB

Taxonomy Extension Label Linkbase

101.PRE

Taxonomy Extension Presentation Linkbase

* Filed as an exhibit to the Corporation’s registration statement on Form S-1, as filed with the Securities and Exchange Commission on November 28, 2011 and incorporated herein by this reference.

(b)

Reports of Form 8-K

None.

SIGNATURES

In accordance with the Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   Spetember 12, 2014

DINO ENERGY CORPORATION

By: /s/ Eric David Lawson

Name: Eric David Lawson

Title: President